Form 10-Q
period 1996-03-31
CELEBRITY INC
filed 1996-05-15
CIK 891422

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                          Commission File No. 0-20802

                                CELEBRITY, INC.
             (Exact name of registrant as specified in its charter)

             Texas                                         75-1289223
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                           Physical Delivery Address:
                              4520 Old Troup Road
                               Tyler, Texas 75707

                                Mailing Address:
                                 P.O. Box 6666
                               Tyler, Texas 75711
                                 (903) 561-3981
              (Address, including zip code, of principal executive
              offices and registrant's telephone number, including
                                   area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X      NO
                                   ---        ---

The registrant had 6,309,602 shares of Common Stock, par value $.01 per share, outstanding as of May 9, 1996.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                                                        Page
                                                                                                                     ----
         Condensed Consolidated Balance Sheets at
                      March 31, 1996 and June 30, 1995
                      (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

         Condensed Consolidated Statements of Income
                      for the three months ended
                      March 31, 1996 and 1995 (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Condensed Consolidated Statements of Income
                      for the nine months ended March 31, 1996
                      and 1995 (Unaudited)    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

         Condensed Consolidated Statements of Cash
                      Flows for the nine months ended
                      March 31, 1996 and 1995 (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

         Notes to Condensed Consolidated Financial
                      Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7


                                               PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                                CELEBRITY, INC.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                          ASSETS                         March 31,     June 30,
                                                           1996          1995
                                                        ----------    ----------
Current assets:
       Cash                                             $      934    $    1,921
       Accounts receivable, net                             14,717        16,247
       Inventory                                            33,295        37,026
       Other current assets                                  4,153         2,607
                                                        ----------    ----------
Total current assets                                        53,099        57,801
Property, plant and equipment, net                          11,585        10,943
Other assets                                                 5,774         5,897
                                                        ----------    ----------
       Total assets                                     $   70,458    $   74,641
                                                        ==========    ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                 $    3,130    $    7,388
       Accrued expenses                                      4,190         4,052
       Current portion of long term debt                     1,354         2,682
                                                        ----------    ----------
Total current liabilities                                    8,674        14,122
Long term debt                                              30,381        27,941
                                                        ----------    ----------
Total liabilities                                           39,055        42,063
                                                        ----------    ----------
Redeemable common stock                                        350           525
Shareholders' equity:
       Common stock                                             63            63
       Additional paid-in capital                           22,177        22,003
       Subscriptions receivable                               (463)         (554)
       Retained earnings                                     9,616        10,714
       Treasury stock                                         (350)         (175)
       Cumulative translation adjustment                        10             2
                                                        ----------    ----------
Total shareholders' equity                                  31,053        32,053
                                                        ----------    ----------
       Total liabilities, redeemable common stock and
          shareholders' equity                          $   70,458    $   74,641
                                                        ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                                CELEBRITY, INC.
                  Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                    Three Months
                                                   Ended March 31,
                                             ------------------------
                                                1996          1995
                                             ----------    ----------
Net sales                                    $   21,601    $   25,761
                                             ----------    ----------
Costs and operating expenses:
       Cost of sales                             16,563        18,629
       Selling expenses                           1,755         1,091
       General and administrative expenses        5,341         4,216
       Depreciation and amortization                503           422
                                             ----------    ----------
Total expenses                                   24,162        24,358
                                             ----------    ----------
Operating income (loss)                          (2,561)        1,403
Interest expense, net                              (807)         (539)
Other, net                                            4             8
                                             ----------    ----------
Income (loss) before income taxes                (3,364)          872
Provision (benefit) for income taxes             (1,139)           77
                                             ----------    ----------
Net income (loss)                            $   (2,225)   $      795
                                             ==========    ==========
Earnings (loss) per share                    $     (.35)   $      .13
                                             ==========    ==========
Weighted average common and common
   equivalent shares outstanding                  6,311         6,332
                                             ==========    ==========


     See accompanying notes to condensed consolidated financial statements.

                                CELEBRITY, INC.
                  Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                    Nine Months
                                                   Ended March 31,
                                             ------------------------
                                                1996          1995
                                             ----------    ----------
Net sales                                    $   84,841    $   86,043
                                             ----------    ----------
Costs and operating expenses:
       Cost of sales                             63,829        65,428
       Selling expenses                           4,499         3,351
       General and administrative expenses       14,539        11,581
       Depreciation and amortization              1,460         1,120
                                             ----------    ----------
Total expenses                                   84,327        81,480
                                             ----------    ----------
Operating income                                    514         4,563
Interest expense, net                            (2,741)       (1,187)
Other, net                                           59            80
                                             ----------    ----------
Income (loss) before income taxes                (2,168)        3,456
Provision (benefit) for income taxes             (1,074)          712
                                             ----------    ----------
Net income (loss)                            $   (1,094)   $    2,744
                                             ==========    ==========
Earnings (loss) per share                    $     (.17)   $      .43
                                             ==========    ==========
Weighted average common and common
   equivalent shares outstanding                  6,311         6,332
                                             ==========    ==========


     See accompanying notes to condensed consolidated financial statements.

                                CELEBRITY, INC.
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)

                                                                Nine Months
                                                               Ended March 31,
                                                         ------------------------
                                                            1996          1995
                                                         ----------    ----------
Operating activities:
       Net income (loss)                                 $   (1,094)   $    2,744
       Adjustments to reconcile net income to net cash
          used in operating activities:
          Depreciation and amortization                       1,460         1,120
          Deferred income taxes                                   9          (518)
       Changes in operating assets and liabilities:
          Accounts receivable                                 1,530           714
          Inventory                                           3,731       (11,051)
          Other assets                                       (1,702)         (385)
          Accounts payable and accrued expenses              (4,120)          303
                                                         ----------    ----------

       Net cash used in operating activities                   (186)       (7,073)
                                                         ----------    ----------
Investing activities:
       Additions to property and equipment                   (1,829)       (2,475)
       Acquisition of India Exotics                                        (2,500)
                                                         ----------    ----------
       Net cash used in investing activities                 (1,829)       (4,975)
                                                         ----------    ----------
Financing activities:
       Net proceeds (payments) on notes payable              (2,026)        1,286
       Net proceeds under revolving lines of credit           3,138        10,516
       Payment of capital lease obligations                                   (10)
       Proceeds from subscriptions receivable                    91            93

       Redemption of common stock                              (175)         (175)
                                                         ----------    ----------
       Net cash provided by financing activities              1,028        11,710
                                                         ----------    ----------
Decrease in cash                                               (987)         (338)
Cash at beginning of period                                   1,921         2,435
                                                         ----------    ----------
Cash at end of period                                    $      934    $    2,097
                                                         ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                                CELEBRITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.     THE BUSINESS AND BASIS OF PRESENTATION

Description of Business

       Celebrity, Inc. ("Celebrity" or the "Company") is a supplier of high-quality artificial flowers, foliage, flowering bushes, brass products and other decorative accessories to craft store chains and other specialty retailers and to wholesale florists throughout North America and Europe. Celebrity imports and/or produces over 7,000 home accent, decorative accessory and giftware items, including artificial floral arrangements, floor planters and trees, a wide range of decorative brass and textile products, and a broad line of seasonal items such as Christmas trees, wreaths, garlands and other ornamental products.

Basis of Presentation

       The condensed consolidated financial statements include the accounts of Celebrity and its wholly-owned subsidiaries, Celebrity Exports International Limited ("Celebrity Hong Kong"), The Cluett Corporation ("Cluett"), India Exotics, Inc. ("India Exotics"), Magicsilk, Inc. ("Magicsilk") and Star Wholesale Florist, Inc. All intercompany accounts and transactions have been eliminated.

       The accompanying condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

2.     INVENTORY

       The composition of inventories at March 31, 1996, and June 30, 1995 is as follows:

                                        March 31,   June 30,
                                          1996       1995
                                        --------   --------
                   Raw materials        $  8,408   $  8,145
                   Finished goods         24,887     28,881
                                        --------   --------
                                        $ 33,295   $ 37,026
                                        ========   ========

3.       REDEEMABLE COMMON STOCK

         In September 1995 the Company repurchased 13,461 shares of its common stock for an aggregate consideration of $175,000. The repurchase was pursuant to certain put options issued in connection with the Magicsilk acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

         With the exception of historical information, the matters discussed in this report are forward looking statements about the business, financial condition and prospects of Celebrity. The actual results of the Company could differ materially from those indicated by the forward looking statements because of various risks and uncertainties, including without limitation international economic conditions, interest and foreign exchange fluctuations, changes in product demand, competitive products and pricing, the availability of products, various inventory risks due to changes in market conditions, dependence on manufacturers' regulatory and trade environment and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the Company's control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward looking statements.

GENERAL

         On February 7, 1995, the Company acquired the business and assets of India Exotics, expanding the Company into the decorative brass and textile markets. Management expects the acquisition to benefit the Company because it further diversifies its product offerings. Additionally, management believes the complementary product lines will provide the Company a greater presence in the decorative accessories marketplace, thereby affording it the opportunity to increase its share of a more broadly defined market.

RESULTS OF OPERATIONS

         The following table sets forth certain items in the consolidated statements of income of Celebrity expressed as a percentage of net sales for the periods indicated:

                                                  THREE MONTHS           NINE MONTHS
                                                     ENDED                  ENDED
                                                    MARCH 31,              MARCH 31,
                                                 ---------------       ---------------
                                                 1996       1995       1996       1995
                                                 ----       ----       ----       ----
Net sales                                         100%       100%       100%       100%
                                                 ----       ----       ----       ----
Costs and operating expenses:
         Cost of sales                             77%        72%        75%        76%
         Selling expenses                           8%         4%         5%         4%
         General and administrative expenses       25%        16%        17%        14%
         Depreciation and amortization              2%         2%         2%         1%
                                                 ----       ----       ----       ----
Total expenses                                    112%        94%        99%        95%
                                                 ----       ----       ----       ----
Operating income (loss)                           (12)%        6%         1%         5%
Interest expense, net                              (4)%       (2)%       (3)%       (1)%
                                                 ----       ----       ----       ----
Income (loss) before income taxes                 (16)%        4%        (2)%        4%
Income tax provision (benefit)                     (6)%        1%        (1)%        1%
                                                 ----       ----       ----       ----
Net income (loss)                                 (10)%        3%        (1)%        3%
                                                 ====       ====       ====       ====

THREE MONTHS ENDED MARCH 31, 1996, COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

         Net sales decreased 16% from $25.8 million in fiscal 1995 to $21.7 million in fiscal 1996. The decrease was primarily attributable to a decrease in sales to existing customers.

         Cost of sales decreased 11% from $18.6 million in fiscal 1995 to $16.7 million in fiscal 1996. Cost of sales increased as a percentage of net sales from 72% in fiscal 1995 to 77% in fiscal 1996. The decrease in gross margin was primarily attributable to the sales mix being more heavily weighted toward lower margin trees for Cluett and commodity brass items for India Exotics.

         Selling expenses increased from $1.1 million in fiscal 1995 to $1.8 million in fiscal 1996. The increase was primarily attributable to selling expenses incurred by India Exotics, and higher salaries, showroom, catalog and trade show costs. Selling expenses increased as a percentage of net sales from 4% in fiscal 1995 to 8% in fiscal 1996, primarily as a result of the lower sales volume and the fact that direct shipment sales represented a lower percentage of net sales in fiscal 1996 than in fiscal 1995. Direct shipment sales are those for which products are shipped directly from Celebrity Hong Kong to the customers and generally consist of large orders with lower gross profit margins but also lower selling, general and administrative costs.

         General and administrative expenses increased from $4.2 million, or 16% of net sales, in fiscal 1995 to $5.3 million, or 25% of net sales, in fiscal 1996. The increase was primarily attributable to general and administrative expenses incurred by India Exotics and expansion of floral arrangement production facilities in Tyler, Texas and Encinitas, California, resulting in increases in compensation, facility costs and other expenses. General and administrative expenses increased as a percentage of net sales due to the lower sales volume and the fact that direct shipment sales represented a lower percentage of net sales in fiscal 1996 than in fiscal 1995.

         Depreciation and amortization expense increased from $422,000 in fiscal 1995 to $503,000 in fiscal 1996, primarily as a result of (i) depreciation and amortization incurred by India Exotics and (ii) additional building and equipment depreciation associated with the expansion of floral arrangement production facilities in Tyler, Texas and Encinitas, California.

NINE MONTHS ENDED MARCH 31, 1996, COMPARED WITH NINE MONTHS ENDED MARCH 31,
1995

         Net sales decreased 1% from $86.0 million in fiscal 1995 to $84.8 million in fiscal 1996. The decrease was primarily attributable to a decrease in sales to existing customers, which was partially offset by sales of India Exotics.

         Cost of sales decreased from $65.4 million, or 76% of net sales, in fiscal 1995 to $63.8 million, or 75% of net sales, in fiscal 1996. The increase in gross margin was primarily attributable to a change in product mix and the fact that direct shipment sales represented a lower percentage of net sales in fiscal 1996 than in fiscal 1995. Direct shipment sales are those for which products are shipped directly from Celebrity Hong Kong to the customers and generally consist of large orders with lower gross margins but also lower selling, general and administrative costs.

         Selling expenses increased 34% from $3.4 million in fiscal 1995 to $4.5 million in fiscal 1996. The increase was primarily attributable to selling expenses incurred by India Exotics. Selling expenses increased as a percentage of net sales from 4% in fiscal 1995 to 5% in fiscal 1996 primarily as a result of the lower sales volume and the fact that direct shipment sales represented a lower percentage of net sales in fiscal 1996 than in fiscal 1995.

         General and administrative expenses increased from $11.6 million, or 13% of net sales, in fiscal 1995 to $14.5 million, or 17% of net sales, in fiscal 1996. The increase was attributable to (i) general and administrative expenses incurred by India Exotics, (ii) expansion of floral arrangement production facilities in Tyler, Texas and Encinitas, California, resulting in increases in compensation, facility costs and other expenses and (iii) the fact that direct shipment sales represented a lower percentage of net sales in fiscal 1996 than in fiscal 1995.

         Depreciation and amortization increased 30% from $1.1 million in fiscal 1995 to $1.5 million in fiscal 1996. The increase was primarily a result of (i) depreciation and amortization incurred by India Exotics and (ii) building and equipment depreciation associated with the expansion of floral arrangement production facilities in Tyler, Texas and Encinitas, California.

INFLATION

         The effect of inflation on operating costs has been minimal in recent years. Most of the Company's operating expenses are inflation sensitive, with increases in inflation generally resulting in increased costs of operation. The effect of inflation-driven cost increases on the Company's overall operating costs is not expected to be greater for the Company than its competitors.

SEASONALITY

         Celebrity markets and distributes products for all seasons. The shipping period for each season is relatively long. When combined with shipments of basic merchandise that is sold year round, there has not been material seasonal or quarterly fluctuation in net sales or operating income.

LIQUIDITY AND CAPITAL RESOURCES

         Celebrity's sales and marketing strategy and the growth of its business have required significantly increased investment in inventory. Additionally, the Company follows the industry practice of offering extended terms to qualified customers for sales of Christmas merchandise. These sales generally take place between the months of June and October on terms not requiring payment until December 1. The Company has traditionally relied on borrowings under its credit facilities and cash flows from operations to fund these and other working capital needs.

         The Company has a revolving credit facility in a maximum amount of $35.0 million. At March 31, 1996, the aggregate amount outstanding under this facility was approximately $25.2 million. Borrowing limits under the facility are based on specified percentages of eligible accounts receivable and inventories. Based on such limits, the maximum amount the Company would have been eligible to borrow at March 31, 1996, was $26.4 million. Interest is charged monthly on the daily outstanding balance at the lender's prime rate of interest plus 1/2%. Interest on a maximum of $7.0 million of the amount borrowed may be fixed at LIBOR + 2% for periods ranging from 30 days to one year. Amounts borrowed under the facility are secured by inventory and trade accounts receivable of Celebrity and its wholly-owned subsidiaries, Magicsilk, Cluett and India Exotics, and by guarantees by Magicsilk, Cluett and India Exotics. The credit facility expires in March 1998.

         For products ordered for Celebrity's account or for direct shipment to customers, Celebrity Hong Kong generally pays in full in cash within ten days after the manufacturers deliver products in Hong Kong for export. The Company believes that its practice of making prompt payments has enhanced its relationships with manufacturers. Celebrity Hong Kong finances these cash payments through two separate credit facilities with a Hong Kong bank. Generally, under the terms of these facilities the bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong. The bank is reimbursed when these shipments are delivered to Celebrity in the U.S. or to Celebrity's customers, or within a short time thereafter.

Under the terms of the facilities, the maximum aggregate amount of Celebrity Hong Kong export bills the bank is obligated to finance at any time is $2.6 million.

         The Company is in the process of completing approximately $1.0 million in capital expenditures in fiscal 1996, $500,000 for distribution center racking and other equipment and $500,000 for upgrading its management information system.

         In September 1995 the Company repurchased 13,461 shares of its common stock ("Common Stock") for an aggregate consideration of $175,000. The repurchase was pursuant to certain put options issued in connection with the Magicsilk acquisition. The holders of such put options have the right to put additional shares of Common Stock to the Company in September 1996 and 1997, at $13 per share, with the Company's purchase obligation limited to $175,000 in each year. The Company does not currently plan to repurchase additional shares of Common Stock other than those it is required to purchase under such put options.

         The Company's business is subject to U.S. law relating to imports, including those imposing import duties. If the U.S. government were to terminate most favored nation treatment for the People's Republic of China (the "PRC") or impose punitive tariff rates on products imported by the Company in response to market access barriers in the PRC, the duty on products imported by the Company from the PRC would increase significantly. If the Company were to face an increase in tariff rates on the products it imports into the U.S., it would (i) attempt to increase the prices charged to its customers, (ii) request that its suppliers reduce the prices charged to the Company and (iii) seek to identify more favorable sources; however, unless and until these efforts were successful, the Company's results of operations could be affected adversely.

         The Company believes its credit facilities and cash flows from operations will be adequate to fund its operations and expansion plans for the foreseeable future. There can be no assurances, however, that these sources will be sufficient to fund its operations and expansion plans or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

 2.1 Asset Purchase Agreement dated as of June 16, 1992, among Registrant, Holdingflower, Inc., a Delaware corporation, Magicsilk, Inc., a Delaware corporation, and Magicsilk, Inc., a Texas corporation. (1)

 2.2 Asset Purchase Agreement dated February 7, 1995, among India Exotics, Inc., a Texas corporation, Registrant, India Exotics, Inc., a Missouri corporation, Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and the Surendra K. Khokha Revocable Trust, dated July 18, 1985. (7)

 3.1       Restated Articles of Incorporation of the Registrant. (1)

 3.2       Bylaws of the Registrant. (1)

 4.1       Specimen Common Stock Certificate. (1)

 4.2 Warrant Agreement dated as of June 16, 1992, between the Registrant and Magicsilk, Inc. (1)

10.1 Loan Agreement dated March 21, 1994, among Registrant and NationsBank of Texas, N.A. (3)

10.2 Amendment to Loan Agreement dated December 21, 1994, between Registrant and NationsBank of Texas, N.A. (7)

10.3 Second Amendment to Loan Agreement dated March 20, 1995, between Registrant and NationsBank of Texas, N.A. (8)

10.4 Third Amendment to Loan Agreement dated February 9, 1996, between Registrant and NationsBank of Texas, N.A. (12)

10.5 Modification of Note and Deed of Trust dated December 21, 1994, between Registrant and NationsBank of Texas, N.A. (7)

10.6 Modification of Promissory Note and Deed of Trust dated March 20, 1995, between Registrant and NationsBank of Texas, N.A.
           (8)

10.7       Guaranty dated March 21, 1994, executed by The Cluett
           Corporation in favor of NationsBank of Texas, N.A. (3)

10.8 Guaranty dated March 21, 1994, executed by Magicsilk, Inc. in favor of NationsBank of Texas, N.A. (3)

10.9 Guaranty dated March 21, 1994, executed by Star Wholesale Florist, Inc. in favor of NationsBank of Texas, N.A. (3)

10.10 Guaranty dated February 7, 1995, executed by India Exotics, Inc. in favor of NationsBank of Texas, N.A. (8)

10.11 Modification and Amendment of Note and Restatement of Deed of Trust (Tract A) dated March 21, 1994, executed by Registrant and NationsBank of Texas, N.A. (3)

10.12 Transfer of Lien dated March 21, 1994, executed by Tyler Bank and Trust, N.A. in favor of NationsBank of Texas, N.A. (3)

10.13 $2,290,409.98 Promissory Note dated March 21, 1994, signed by Registrant and payable to the order of NationsBank of Texas, N.A. (3)

10.14 Commercial Loans Deed of Trust, Assignment, Security Agreement and Financing Statement (Future Advances) dated March 21, 1994, executed by Registrant in favor of Michael F. Hord, Trustee for the benefit of NationsBank of Texas, N.A. (3)

10.15 $1,800,000 Promissory Note (Winston-Salem, N.C.) dated March 21, 1994, signed by Registrant and payable to NationsBank of Texas, N.A. (3)

10.16 Commercial Loans Deed of Trust, Assignment, Security Agreement and Financing Statement (Future Advances) dated March 20, 1994, executed by Registrant in favor of NationsBank of Texas, N.A. (3)

10.17      Loan Agreement dated May 10, 1993, among Registrant,
           Magicsilk, Inc. and National Canada Finance Corp.  (4)

10.18 First Amendment to Loan Agreement dated July 27, 1993, among Registrant, Magicsilk, Inc. and National Canada Finance Corp.
           (5)

10.19 Second Amendment to Loan Agreement dated effective as of November 17, 1993, among Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp. (6)

10.20 Third Amendment to Loan Agreement dated effective as of March 18, 1994, among Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp. (3)

10.21 Fourth Amendment to Loan Agreement dated effective as of November 4, 1994, among Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp. (7)

10.22 Fifth Amendment to Loan Agreement dated effective as of February 3, 1995, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp. (7)

10.23 Sixth Amendment to Loan Agreement dated effective as of March 14, 1995, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp. (8)

10.24 Seventh Amendment to Loan Agreement dated effective as of August 4, 1995, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp. (10)

10.25 Promissory Note dated August 4, 1995, executed by Registrant, Magicsilk, Inc., The Cluett Corporation and India Exotics, Inc. in the principal amount of $35,000,000 payable to the order of National Canada Finance Corp. (10)

10.26 Security Agreement dated May 10, 1993, among Registrant, Magicsilk, Inc. and National Canada Finance Corp. (5)

10.27 Security Agreement dated November 17, 1993, between The Cluett Corporation and National Canada Finance Corp. (6)

10.28 Security Agreement dated February 3, 1995, between India Exotics, Inc. and National Canada Finance Corp. (7)

10.29 Subordination Agreement dated July 14, 1992, among National Canada Finance Corp., TBK Partners, L.P., ML-Lee Acquisition Fund, L.P., The Bank of New York Commercial Corporation, Registrant and Magicsilk, Inc. (1)

10.30 Letter agreement dated August 16, 1995, setting forth the terms of a banking facility between Celebrity Exports
           International Limited and The Hongkong and Shanghai Banking Corporation Limited. (11)

10.31 General Security Agreement Relating to Goods between Celebrity Exports International Limited and The Hongkong and Shanghai Banking Corporation Limited dated April 30, 1984. (1)

10.32 Form of Guarantee by Limited Company executed by Registrant in favor of the Hongkong and Shanghai Banking Corporation
           Limited. (11)

10.33 Commitment of Celebrity Exports International Limited to maintain a net worth of HK$30,000,000. (11)

10.34 Employment Agreement dated November 17, 1993, between The Cluett Corporation and Robert C. Welles, Jr. (2)

10.35 Employment Agreement dated November 17, 1993, between The Cluett Corporation and Raymond J. Trottier. (2)

10.36 Employment Agreement dated November 17, 1993, between The Cluett Corporation and James N. Gammill, III. (2)

10.37 Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Surendra Khokha. (7)

10.38 Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Meena Khokha. (7)

10.39 Noncompetition Agreement dated November 17, 1993, between Registrant and Robert C. Welles, Jr. (2)

10.40 Noncompetition Agreement dated November 17, 1993, between Registrant and Raymond J. Trottier. (2)

10.41 Noncompetition Agreement dated November 17, 1993, between Registrant and James N. Gammill, III. (2)

10.42 Noncompetition Agreement dated February 7, 1995, among India Exotics, Inc., Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and Meena Khokha. (7)

10.43 Promissory Note of India Exotics, Inc., a Texas corporation, guaranteed by Registrant, dated February 7, 1995, in the original principal amount of $2,000,000 payable to the order of India Exotics, Inc., a Missouri corporation. (7)

10.44 Promissory Note of India Exotics, Inc., a Missouri corporation, guaranteed by Registrant, dated February 7, 1995, in the principal amount of $1,800,000 payable to the order of Surendra Khokha and his successors, trustees of the Surendra
           K. Khokha Revocable Trust, dated July 18, 1985. (7)

10.45      Form of Indemnity Agreement. (1)

10.46      Amended and Restated 1992 Stock Option Plan. (3)

10.47      Amended and Restated 1993 Employee Stock Purchase Plan. (7)

10.48      1996 Employee Bonus Plan. (10)

21.1       Subsidiaries of Registrant. (10)

27.1       Financial Data Schedule. (12)

(b)      Reports on Form 8-K:

         None.


- ---------------
(1) Previously filed as an exhibit to Registration Statement No. 33-51820 on Form S-1 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 17, 1993, as amended, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993, as amended, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, as amended, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(11) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.
(12)     Filed herewith.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CELEBRITY, INC.



Dated:  May 14, 1996              By   /s/ Robert H. Patterson, Jr.
                                     -----------------------------------
                                           Robert H. Patterson, Jr.
                                             Chief Executive Officer



Dated:  May 14, 1996              By   /s/ James R. Thompson
                                     -----------------------------------
                                           James R. Thompson
                                             Vice President - Finance

                                 EXHIBIT INDEX


Exhibit
Number                                        Description of Exhibit                                    Page
- ------                                        ----------------------                                    ----
 2.1          Asset Purchase Agreement dated as of June 16, 1992, among Registrant, Holdingflower,
              Inc., a Delaware corporation, Magicsilk, Inc., a Delaware corporation, and
              Magicsilk, Inc., a Texas corporation. (1)

 2.2          Asset Purchase Agreement dated February 7, 1995, among India Exotics, Inc., a Texas corporation, Registrant, India Exotics, Inc., a Missouri corporation, Surendra
              Khokha, Rajneesh Khokha, Asheesh Khokha and the Surendra K. Khokha Revocable Trust,
              dated July 18, 1985. (7)

 3.1          Restated Articles of Incorporation of the Registrant. (1)

 3.2          Bylaws of the Registrant. (1)

 4.1          Specimen Common Stock Certificate. (1)

 4.2          Warrant Agreement dated as of June 16, 1992, between the Registrant and Magicsilk,
              Inc. (1)

10.1          Loan Agreement dated March 21, 1994, among Registrant and NationsBank of Texas, N.A.
              (3)

10.2          Amendment to Loan Agreement dated December 21, 1994, between Registrant and
              NationsBank of Texas, N.A. (7)

10.3          Second Amendment to Loan Agreement dated March 20, 1995, between Registrant and
              NationsBank of Texas, N.A. (8)

10.4          Third Amendment to Loan Agreement dated February 9, 1996, between Registrant and
              NationsBank of Texas, N.A. (12)

10.5          Modification of Note and Deed of Trust dated December 21, 1994, between Registrant and NationsBank of Texas, N.A. (7)

10.6          Modification of Promissory Note and Deed of Trust dated March 20, 1995, between
              Registrant and NationsBank of Texas, N.A. (8)

10.7          Guaranty dated March 21, 1994, executed by The Cluett Corporation in favor of
              NationsBank of Texas, N.A. (3)

10.8          Guaranty dated March 21, 1994, executed by Magicsilk, Inc. in favor of NationsBank of Texas, N.A. (3)

10.9          Guaranty dated March 21, 1994, executed by Star Wholesale Florist, Inc. in favor of
              NationsBank of Texas, N.A. (3)

10.10         Guaranty dated February 7, 1995, executed by India Exotics, Inc. in favor of
              NationsBank of Texas, N.A. (8)

10.11         Modification and Amendment of Note and Restatement of Deed of Trust (Tract A) dated
              March 21, 1994, executed by Registrant and NationsBank of Texas, N.A. (3)

Exhibit
Number                                        Description of Exhibit                                    Page
- ------                                        ----------------------                                    ----
10.12         Transfer of Lien dated March 21, 1994, executed by Tyler Bank and Trust, N.A. in favor of NationsBank of Texas, N.A. (3)

10.13         $2,290,409.98 Promissory Note dated March 21, 1994, signed by Registrant and payable to the order of NationsBank of Texas, N.A. (3)

10.14         Commercial Loans Deed of Trust, Assignment, Security Agreement and Financing
              Statement (Future Advances) dated March 21, 1994, executed by Registrant in favor of
              Michael F. Hord, Trustee for the benefit of NationsBank of Texas, N.A. (3)

10.15         $1,800,000 Promissory Note (Winston-Salem, N.C.) dated March 21, 1994, signed by
              Registrant and payable to NationsBank of Texas, N.A. (3)

10.16         Commercial Loans Deed of Trust, Assignment, Security Agreement and Financing
              Statement (Future Advances) dated March 20, 1994, executed by Registrant in favor of
              NationsBank of Texas, N.A. (3)

10.17         Loan Agreement dated May 10, 1993, among Registrant, Magicsilk, Inc. and National
              Canada Finance Corp. (4)

10.18         First Amendment to Loan Agreement dated July 27, 1993, among Registrant, Magicsilk,
              Inc. and National Canada Finance Corp. (5)

10.19         Second Amendment to Loan Agreement dated effective as of November 17, 1993, among
              Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance
              Corp. (6)

10.20         Third Amendment to Loan Agreement dated effective as of March 18, 1994, among
              Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance
              Corp. (3)

10.21         Fourth Amendment to Loan Agreement dated effective as of November 4, 1994, among
              Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance
              Corp. (7)

10.22         Fifth Amendment to Loan Agreement dated effective as of February 3, 1995, among
              Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and
              National Canada Finance Corp. (7)

10.23         Sixth Amendment to Loan Agreement dated effective as of March 14, 1995, among
              Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and
              National Canada Finance Corp. (8)

10.24         Seventh Amendment to Loan Agreement dated effective as of August 4, 1995, among
              Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and
              National Canada Finance Corp. (10)

10.25         Promissory Note dated August 4, 1995, executed by Registrant, Magicsilk, Inc., The
              Cluett Corporation and India Exotics, Inc. in the principal amount of $35,000,000 payable to the order of National Canada Finance Corp. (10)

10.26         Security Agreement dated May 10, 1993, among Registrant, Magicsilk, Inc. and
              National Canada Finance Corp. (5)

10.27         Security Agreement dated November 17, 1993, between The Cluett Corporation and
              National Canada Finance Corp. (6)

10.28         Security Agreement dated February 3, 1995, between India Exotics, Inc. and National
              Canada Finance Corp. (7)

10.29         Subordination Agreement dated July 14, 1992, among National Canada Finance Corp.,
              TBK Partners, L.P., ML-Lee Acquisition Fund, L.P., The Bank of New York Commercial
              Corporation, Registrant and Magicsilk, Inc. (1)

10.30         Letter agreement dated August 16, 1995, setting forth the terms as a banking facility between Celebrity Exports International Limited and The Hongkong and
              Shanghai Banking Corporation Limited. (11)

10.31         General Security Agreement Relating to Goods between Celebrity Exports International
              Limited and The Hongkong and Shanghai Banking Corporation Limited dated April 30,
              1984. (1)

10.32         Form of Guarantee by Limited Company executed by Registrant in favor of the Hongkong and Shanghai Banking Corporation Limited. (11)

10.33         Commitment of Celebrity Exports International Limited to maintain a net worth of
              HK$30,000,000. (11)

10.34         Employment Agreement dated November 17, 1993, between The Cluett Corporation and
              Robert C. Welles, Jr. (2)

10.35         Employment Agreement dated November 17, 1993, between The Cluett Corporation and
              Raymond J. Trottier. (2)

10.36         Employment Agreement dated November 17, 1993, between The Cluett Corporation and
              James N. Gammill, III. (2)

10.37         Employment Agreement dated February 7, 1995, between India Exotics, Inc. and
              Surendra Khokha. (7)

10.38         Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Meena
              Khokha. (7)

10.39         Noncompetition Agreement dated November 17, 1993, between Registrant and Robert C.
              Welles, Jr. (2)

10.40         Noncompetition Agreement dated November 17, 1993, between Registrant and Raymond J.
              Trottier. (2)

10.41         Noncompetition Agreement dated November 17, 1993, between Registrant and James N.
              Gammill, III. (2)

10.42         Noncompetition Agreement dated February 7, 1995, among India Exotics, Inc., Surendra
              Khokha, Rajneesh Khokha, Asheesh Khokha and Meena Khokha. (7)

10.43         Promissory Note of India Exotics, Inc., a Texas corporation, guaranteed by
              Registrant,

              dated February 7, 1995, in the original principal amount of $2,000,000 payable to the order of India Exotics, Inc., a Missouri corporation. (7)

10.44         Promissory Note of India Exotics, Inc., a Missouri corporation, guaranteed by
              Registrant, dated February 7, 1995, in the principal amount of $1,800,000 payable to the order of Surendra Khokha and his successors, trustees of the Surendra K. Khokha Revocable Trust, dated July 18, 1985. (7)

10.45         Form of Indemnity Agreement. (1)

10.46         Amended and Restated 1992 Stock Option Plan. (3)

10.47         Amended and Restated 1993 Employee Stock Purchase Plan. (7)

10.48         1996 Employee Bonus Plan. (10)

21.1          Subsidiaries of Registrant. (10)

27.1          Financial Data Schedule. (12)

(b)      Reports on Form 8-K:

         None.


- ---------------
(1) Previously filed as an exhibit to Registration Statement No. 33-51820 on Form S-1 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 17, 1993, as amended, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993, as amended, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, as amended, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(11) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.
(12)     Filed herewith.