Form 10-K405
period 1996-06-30
CELEBRITY INC
filed 1996-09-30
CIK 891422

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-K
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ___________ to ______________

                         COMMISSION FILE NUMBER 0-20802

                              --------------------

                                CELEBRITY, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS                                                75-1289223
  (State or other jurisdiction                                 (IRS employer
of incorporation or organization)                         Identification Number)

          PHYSICAL DELIVERY ADDRESS:                MAILING ADDRESS:
             4520 OLD TROUP ROAD                      P.O. BOX 6666
             TYLER, TEXAS  75707                  TYLER, TEXAS  75711
                     (Address of principal executive offices)

        Registrant's telephone number including area code: (903)561-3981
          Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [x] No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 11, 1996, was approximately $23,661,008, based on the closing price of the registrant's common stock on such date as reported by the Nasdaq National Market. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the registrant. As of September 11, 1996, the registrant had outstanding 6,309,602 shares of its common stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the annual meeting of the Company to be held December 2, 1996, are incorporated by reference into
Part III of this Report.

==============================================================================

                                CELEBRITY, INC.

                               INDEX TO FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996



                                                             PART I
                                                                                                                        Page
                                                                                                                        ----
 ITEM 1.     Business                                                                                                    1

 ITEM 2.     Properties                                                                                                  8

 ITEM 3.     Legal Proceedings                                                                                           9

 ITEM 4.     Submission of Matters to a Vote of Security Holders                                                         9

                                                            PART II

 ITEM 5.     Market for Registrant's Common Equity and Related Shareholder Matters                                       9

 ITEM 6.     Selected Consolidated Financial Data                                                                        10

 ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations                       11

 ITEM 8.     Financial Statements and Supplementary Data                                                                 16

 ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                        16

                                                            PART III

 ITEM 10.    Directors and Executive Officers of the Registrant                                                          17

 ITEM 11.    Executive Compensation                                                                                      17

 ITEM 12.    Security Ownership of Certain Beneficial Owners and Management                                              17

 ITEM 13.    Certain Relationships and Related Transactions                                                              17

                                                            PART IV

 ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                             18


 Signatures                                                                                                              22

 Index to Consolidated Financial Statements                                                                             F-1

                                     PART I

ITEM 1.     BUSINESS.

GENERAL

Celebrity, Inc. (the "Company" or "Celebrity") is one of the largest suppliers of high quality artificial flowers, foliage and flowering bushes and other decorative accessories, selling primarily to craft store chains and other retailers and to wholesale florists. Artificial floral products is one of the largest product categories for craft store chains. The Company serves these and other customers by offering a line of over 9,000 competitively priced products and performing accurate and on-time delivery. Celebrity meets the just-in-time inventory requirements of its customers for artificial floral products from its distribution centers. The Company also arranges bulk shipment of private label merchandise direct from manufacturers to customers. Celebrity works closely with individual customers to devise marketing strategies, planograms and merchandising concepts and advises them on advertising, product promotion and store displays. The Company contributes to the design of its products, and its Hong Kong staff contracts and oversees their manufacture, exercises quality control and arranges the consolidation and shipment of merchandise.

In February 1995 the Company acquired certain assets of India Exotics, Inc. ("India Exotics"), an importer and distributor of decorative brass and textile products. Management believes the acquisition benefits the Company because it further diversifies its product offerings. Additionally, the Company believes the complementary product lines of India Exotics provide the Company a greater presence in the decorative accessories marketplace, thereby affording it the opportunity to increase its share in a more broadly defined market. In November 1993 the Company consummated a business combination with The Cluett Corporation ("Cluett") of Winston-Salem, North Carolina, an assembler of artificial trees, floor planters and floral arrangements, and Centre Court Group, a related partnership ("Centre Court"). The combination expanded the Company in parts of the U.S. market where Celebrity had not had a strong presence. Management believes the combination has benefited the Company because of the compatibility among product lines and because the Company acquired additional distribution capabilities and customer accounts. In June 1992 the Company acquired certain assets of Magicsilk, Inc. ("Magicsilk"), which had one of the best recognized trade names in the artificial floral industry. The Company believes the acquisition broadened Celebrity's product line into premium quality artificial floral products, diversified its customer base and strengthened its leadership position in the industry. In 1984 Robert H. Patterson, Jr. and Richard Yuen established Celebrity Exports International Limited, a Hong Kong corporation ("Celebrity Hong Kong"), to serve as the Company's exclusive purchasing agent in southeastern Asia. Contemporaneously with the consummation of the Company's initial public offering in December 1992, Celebrity Hong Kong became a wholly-owned subsidiary of the Company.

MARKET OVERVIEW

In enhancing the warmth and style of their homes, many consumers purchase artificial flowers as interior accent pieces and accessories. Commercial consumers such as hotels, stores and malls also purchase artificial floral products for interior decoration. The use of fabrics and advances in manufacturing techniques have made the products more natural looking and more aesthetically appealing than ever before. Consumers are also attracted to the products' other characteristics. Artificial floral products are relatively inexpensive as furnishing items, can last for years, require no maintenance and can be fashioned to complement any decor. Home consumers purchase artificial floral products, either as completed arrangements that are convenient decorative accessories, or as individual components that they arrange themselves for display at home, for gifts, or for resale at craft shows or through small in-home businesses.

Craft store chains and other specialty retailers have capitalized on the demand of home consumers, specifically women aged 25 to 55 with above average income, by devoting a substantial portion of their shelf space to a wide range of artificial floral products, including completed arrangements, flowering bushes and foliage and individual stems. In addition to artificial floral products, craft store chains specialize in picture framing, creative craft materials, art supplies and hobby items. Among major craft store chains, artificial floral products is typically the largest single product category by sales, and the Company believes this category contributes significantly to the profitability and sales growth of the craft store chains.

In addition to craft store chains, artificial floral products are sold through other distribution channels. Pottery stores are high volume, lower price retail stores with substantial square footage devoted to pottery, glass, artificial floral and other products. These stores sell artificial floral products in a manner and to customers similar to those of craft store chains. Full line discount store chains with floral or craft departments sell small arrangements and offer a reduced range of individual stems. Warehouse clubs sell primarily artificial trees, floor planters and completed floral arrangements. Retail florists often sell artificial as well as natural floral products. These retailers are supplied broad ranges of individual artificial floral products, as well as natural cut flowers, by wholesale florists. Wholesale florists are a highly fragmented distribution channel consisting of a few large multiple site distributors and numerous smaller single site operations.

PRODUCTS

Celebrity's product line of approximately 9,000 items offers a full range of artificial floral products, including artificial flowers, flowering bushes and foliage, pre-made floral arrangements, trees and floor planters that the Company assembles, decorative brass containers, candlesticks and accessories and a broad line of decorative textile products including tassels, rugs and door mats. Celebrity's Christmas line consists of artificial Christmas trees, wreaths, garlands and other ornamental products. Celebrity continually updates its product mix, monitoring style and color trends that affect artificial floral product sales and identifying product categories with growth potential. This requires adding, deleting or modifying hundreds of the Company's stock keeping units ("SKUs") each year.

The Company brand names most of its products. These brand names designate high quality artificial floral products to retailers and consumers. Product lines, such as "CELEBRITY SILK" flowers and foliage and "SILK ACCENTS" and "ARTISTIC SILK" stem flowers, are marketed primarily through craft store chains and certain other retailers. The Company's Magicsilk brands, consisting of "MAGICSILK" and "KARISMA" flowers and "BOTANIX" foliage and flowering bushes, are sold primarily by retail florists. Artificial trees, floor planters and pre-made floral arrangements assembled by Cluett are sold under the brand names "THE GOLD LEAF COLLECTION" and "INDOOR GARDEN COLLECTION," primarily by discount retailers and warehouse clubs. The Company has introduced its Magicsilk and Cluett product lines to its craft store chain customers.

The Company believes that its brand names give its customers assurance of product quality and availability and distinguish its products from unbranded artificial floral products sold by its competitors.

SERVICES

The Company serves its customers with accurate and on-time delivery of its products. Craft store chain customers, in particular, demand this high level of service because they typically stock hundreds of these products as everyday items and seek to minimize inventory cost while assuring full product availability. The Company offers a variety of distribution services depending on the customers' needs and the product:

o Assured Rapid Delivery. Celebrity reduces delivery times and customers' inventory costs and meets their just-in-time delivery requirements by quickly filling orders for artificial floral products from the extensive inventory in its two regional distribution centers. Celebrity's goal is to fill within 48 hours all orders placed for immediate shipment with at least 90% of the ordered merchandise. Shipments are made from Celebrity's distribution centers in Tyler, Texas, serving the Southwest, Midwest and West, and in Charlotte, North Carolina, serving the East. The Company plans to consolidate its Charlotte, North Carolina distribution center into its Tyler, Texas distribution center in conjunction with its inventory and cost reduction strategy adopted during fiscal 1996. Artificial trees, floor planters and pre-made floral arrangements are assembled and shipped from the Company's manufacturing facilities in Winston-Salem, North Carolina; Tyler, Texas; and Vista, California. Shipments of decorative brass and textile products are made from the India Exotics distribution center in St. Louis, Missouri.

o Direct Shipment. Celebrity can provide substantial unit cost savings by planning with customers for delivery of large orders. Celebrity's Hong Kong staff arranges these shipments direct from manufacturers in southeastern Asia to the customer's location. In addition to assuring the high quality of the products shipped, Celebrity's Hong Kong staff can also arrange private labeling, customs documentation and financing for its customers. Similar services can be provided for shipment of decorative brass products direct from manufacturers in India. Even if a customer's order is not large enough to meet minimum manufacturing lot sizes for direct shipment, Celebrity can still offer cost savings to the customer by arranging to combine the customer's order with its own orders or orders of other customers. These combined shipments are delivered to the Company's distribution centers, separated and shipped to the customers.

Customers who place direct shipment orders sometimes reorder the same product from the distribution centers to replenish their inventory of that product. Even large customers order low turnover products through the distribution centers.

Celebrity provides customers a range of other services that it believes make the Company an attractive source for artificial floral products and other decorative accessories. Celebrity's sales force assists customers in identifying products from the Company's lines that are most likely to fit the customer's primary consumer market. Celebrity works closely with individual customers to devise marketing strategies, planograms and merchandising concepts and to furnish advice on advertising, product promotion and store displays. A store's planogram indicates product display and establishes minimum inventory levels of the Company's products. The Company's sales force provides thorough in-store service, frequently checking stock levels and placing reorders.

The Company was one of the first in its industry to have all of its products bar coded under the universal product code system at the factory. Most of the Company's major customers require bar codes to track inventory turnover and generate reorders. To speed order placement, customers use Celebrity's toll-free ordering lines and the Company's sales force, equipped with portable
fax machines, quickly transmits written purchase orders.   The Company can
directly monitor the rate of sale of its products sold by larger retailers and warehouse clubs that provide on-line access to their point-of-sale information systems. Celebrity also offers electronic data interchange, which allows customers to electronically place orders for the Company's products.

PRODUCT SUPPLY ARRANGEMENTS

The manufacture of high quality artificial flowers and foliage requires semi-skilled labor that is attentive to detail. Southeastern Asia offers an abundant low cost supply of this labor and dominates the manufacture of artificial floral products. Factories are located primarily in the Guangdong Province of the People's Republic of China (the "PRC") and also in Thailand, Malaysia, the Philippines, Taiwan and South Korea. Nearly all the manufacturers are privately owned, including those with factories in the PRC. Most manufacturers produce only a limited product line and few have a distribution network. The marketing efforts of most are limited to sales offices in Hong Kong, which are easily accessible to Celebrity's Hong Kong staff.

Celebrity Hong Kong contracts and oversees product manufacture, exercises quality control and arranges the consolidation and shipment of merchandise to the Company's distribution centers or direct to customers. The Company, through Celebrity Hong Kong, works closely with manufacturers to modify product design, color and other features and to produce the Company's original designs. The Company believes that it is one of the few U.S. importers of artificial floral products that does not rely on third party agents to obtain these services. Through Celebrity Hong Kong, the Company has more control over the quality, production and shipment of products than most of its competitors. Its Hong Kong presence also enables the Company to build strong relationships with manufacturers and to judge better their capabilities and financial stability.

There are numerous manufacturers of artificial floral products, providing alternative sources of supply for each of the Company's products. The Company works with approximately 60 manufacturers and purchases most of its products from ten of them. Celebrity believes that it is the dominant customer of these major suppliers and through this status obtains superior pricing and service. Additionally, the Company purchases decorative brass and textile products from approximately 20 suppliers located primarily in India. The Company has entered into an agreement with its primary supplier of decorative brass products pursuant to which the supplier agreed to supply these products to the Company for a three-year period ending in 1998. See Note 11 to the Consolidated Financial Statements.

QUALITY ASSURANCE

To assure delivery of high quality products, Celebrity carefully selects its suppliers and performs periodic product inspections, both prior to shipment and after receipt in the U.S. The Company has experienced negligible returns of defective or damaged products.

SALES AND MARKETING

Celebrity's sales force is organized by geographic area and product line. The Company employs 31 salespeople and contracts with 20 independent sales representatives. Sales of artificial floral products outside the U.S., aggregating approximately $9.4 million in fiscal 1996, are made primarily to customers in Europe. Most sales outside the U.S. are made by the staff of Celebrity Hong Kong. See Note 12 to the Consolidated Financial Statements for financial information by geographic area. Large corporate accounts are served by the national sales managers. Company salespeople receive base salaries, monthly commissions and year-end bonuses based on sales volume. Independent sales representatives receive commissions based on a percentage of their net sales.

Celebrity participates in the major artificial floral trade shows held annually in Las Vegas, Atlanta, New Orleans, New York, Hong Kong and Frankfurt, Germany. Additionally, the Company attends several smaller trade shows on a limited scale. Through these shows Celebrity promotes its name and brands and introduces its products to potential customers. Products sold through wholesale florists are promoted by the Company through advertisements in florist trade publications.

The Company's existing distribution centers in Tyler, Texas; Charlotte, North Carolina; and St. Louis, Missouri, and floral arrangement production facilities in Winston-Salem, North Carolina; Tyler, Texas; and Vista, California, assure rapid delivery to customers over a broad geographic area.

CUSTOMERS

During fiscal 1996 the Company sold products to approximately 3,000 customers, primarily in the South, Midwest and East. The majority of those sales were to craft store chains and pottery stores, including Michaels Stores, MJDesigns, Hobby Lobby, Frank's Nursery and Crafts and Garden Ridge Pottery, and discount retailers and warehouse clubs, including Kmart and Sam's. Approximately 8% of consolidated net sales were made by Celebrity Hong Kong to European customers.

A single customer, Michaels Stores, accounted for $26.5 million of the Company's net sales in fiscal 1996. The loss of the largest customer or a significant portion of its business, or the ability of such customer to cause the Company to reduce its profit margins, could have a material adverse effect on the Company.

COMPETITION

The artificial floral industry is highly competitive. The Company's primary competitors are other importers and distributors. The Company believes that some of its competitors may have greater financial, distribution and marketing resources than the Company.

The Company believes that there are a variety of ways to compete in its industry. For example, some competitors focus solely on price and others specialize in a particular product segment. The Company competes primarily on the basis of customer service, product quality, supply dependability, product line breadth, price and brand name recognition.

The barriers to entry to the Company's industry are relatively low. The Company believes, however, that attaining success in the industry is difficult. The Company also believes that it has competitive advantages, including its ability to fill orders quickly and completely from its distribution centers and generally provide a high level of customer service, its Hong Kong presence, high quality products, competitive prices and brand names. There is no assurance that the Company will maintain these advantages or that they will not be overcome by other factors that may develop.

TRADEMARKS

The Company has registered the "ARTISTIC SILK," "BOTANIX," "CELEBRITY DESIGNS," "CELEBRITY SILK," "FLORA LACE COLLECTION," "CLUETT CANE COLLECTION," "GOLD LEAF COLLECTION," "COLOR CONCEPTS," "COLOR UNION," "INDOOR GARDEN COLLECTION," "KARISMA," "MAGICSILK," "MR. SILK SHINE," "OLIVER'S GREENHOUSE COLLECTION," "SEND A SILK," "SILK ACCENTS," "TROPICAL PALM" and "THE SILK GARDENER" trademarks with the U.S. Patent and Trademark Office in conjunction with its products and services. In addition, the Company has registered certain of its trademarks in a number of foreign countries. The Company believes that its trademarks have significant value in the marketing of its products and services and intends to protect its trademarks vigorously against infringement. All rights with respect to the Company's trademarks are fully reserved.

TRADE REGULATION

The Company currently imports products manufactured in the People's Republic of China and other locations throughout southeastern Asia. Products imported by the Company into the U.S. are subject to U.S. customs duties on the price paid for the products, which are payable when the products are brought over the U.S. border. The duty is paid either by the Company or its customers, depending on which party assumes responsibility for importation. Customer purchases of artificial floral products directly from Celebrity Hong Kong, with customers responsible for importation and paying their own import duties, accounted for approximately 30% of the Company's net sales in fiscal 1996.

Artificial floral products sold by Celebrity Hong Kong to customers outside the U.S., accounting for approximately 8% of the Company's consolidated net sales in fiscal 1996, may be subject to tariffs imposed by the destination countries but would not be subject to U.S. tariffs. Although U.S. customs duties paid by the Company, ranging from approximately 8% to 17% of the cost of imported merchandise, have been relatively constant for several years, changes in customs rates could adversely affect the Company's ability to import quality products at favorable prices. Likewise, import quotas or embargoes could limit the amount of merchandise the Company could import from time to time, affecting the Company's ability to meet its customers' demands.

Most Favored Nation Treatment for the PRC. The PRC's exports to the U.S., which include toys, discount apparel and footwear, have, since 1980, received the same preferential tariff treatment accorded goods from countries granted "most favored nation" status. However, preferential tariff treatment for countries with nonmarket economies, including the PRC, is granted one year at a time, and such treatment is renewed only upon the President's recommendation to Congress that the objectives of U.S. trade law will be served by extending preferential treatment for another year. Under U.S. trade law, Congress may override the President's recommendation with a joint resolution to bar the extension of preferential treatment. If such a joint resolution is passed by Congress, the President may veto the resolution. If Congress cannot override such a veto, preferential treatment continues.

Because of concerns regarding the labor and human rights practices of the PRC and its trade policies that potentially deprive U.S. firms and products of market access, the renewal of the PRC's most favored nation treatment has been a contentious political issue for several years. President Clinton has reversed his position that renewal of most favored nation status be based on progress on human rights issues and has extended most favored nation status for the PRC through June 1997 without placing significant conditions on future renewal.
In June 1996 the U.S. House of Representatives voted against a resolution to rescind the most favored nation status of the PRC by a 286 to 141 vote, thereby continuing the U.S. trade relationship with the PRC under most favored nation status. However, the linkage between most favored nation status and the limitation of the proliferation of nuclear weapons technology and provision of greater access to markets, as well as progress on human rights issues in the PRC, may continue in the future, and therefore prospects for continued preferential treatment are difficult to determine.

Were the PRC to lose most favored nation treatment, the import duty on goods manufactured in the PRC and imported into the U.S. would increase from approximately 9% to 71.5%. According to U.S. Commerce Department statistics, currently about one-third of the artificial floral products imported into the U.S. come from the PRC. The Company believes this significant market share is primarily attributable to the low cost of labor in the PRC. Although increased duties on the Company's products would increase the cost of goods from the PRC, all of the Company's competitors who import artificial floral products from the PRC would be subject to the same increase in costs. In addition, because labor costs in the PRC are significantly lower than those in other countries, the Company believes the PRC would continue to be the lowest cost source for artificial floral products even if the PRC lost most favored nation treatment. If the Company were to face a substantial increase in tariff rates on products imported into the U.S., the Company would (i) attempt to increase the prices charged to its customers, (ii) ask its suppliers to reduce the prices charged to the Company and (iii) seek to identify more favorable sources for its products to assure the highest quality at the lowest price; however, there is no assurance that these efforts will allow the Company to prevent its results of operations from being affected adversely.

Additionally, even if most favored nation status is maintained for the PRC, significant forces in the Congress and elsewhere are pressing for other sanctions in response to the PRC's human rights, arms and intellectual rights policies, and there is no assurance that these possible sanctions will not affect the Company.

Section 301. Section 301 of the Trade Act of 1974, as amended ("Section 301"), directs the U.S. Trade Representative ("USTR") to designate those countries that deny adequate and effective intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property.
From the countries designated, the USTR is to identify as "priority" foreign countries those countries where the lack of intellectual property rights protection is most egregious and has the greatest adverse impact on U.S. firms. The USTR is authorized to take retaliatory action, including the imposition of retaliatory tariffs and import restraints on goods from priority foreign countries, if such countries do not respond to USTR investigations by entering into good faith negotiations or by evidencing significant progress in protecting intellectual property rights.

In October 1992 the PRC and the U.S. entered into a memorandum of understanding ("MOU") concerning access to PRC markets. In the MOU the PRC agreed to adjust its trade practices to international standards by reducing barriers to U.S. goods, including the elimination of a variety of licensing requirements, quotas, controls and restrictions, between December 1992 and December 1997. As a result of concerns regarding the PRC's compliance with the MOU, the USTR reopened negotiations with the PRC in late 1994. These negotiations concluded with the re-signing of the MOU in February 1995. In April 1996, however, the USTR again became concerned regarding the PRC's trading policies and enforcement efforts and designated the PRC as a priority foreign country. The USTR subsequently published a preliminary retaliation list on $3 billion of PRC exports to the U.S., which did not include artificial floral products. The USTR announced in June 1996 that no sanctions would be imposed, however, as a result of the PRC's improved enforcement efforts with respect to its trade agreements with the U.S.

The Company cannot predict the likelihood or effect of potential trade retaliation against the PRC that may occur in the future. Trade retaliation in the form of increased tariffs or quotas, or both, against products that are manufactured on behalf of the Company now or in the future could increase the cost of such products to the Company.

EXECUTIVE OFFICERS

Set forth below is certain information regarding the executive officers of the
Company:

    Name                              Age          Title
    ----                              ---          -----
    Robert H. Patterson, Jr.           45          Chairman of the Board and Chief Executive Officer

    Richard Yuen                       52          Managing Director of Celebrity Hong Kong

    David J. Huffman                   45          President

    Clifford C. Condict                49          Vice President - Merchandise

    Roger D. Craft                     49          Vice President - Operations

    James R. Thompson                  38          Vice President - Finance, Treasurer and Secretary

Robert H. Patterson, Jr. has served as Chairman of the Board of Directors of Celebrity since 1989, as President from 1978 to July 1995 and as a director since 1974.

Richard Yuen has managed Celebrity Hong Kong since 1984 and has been a director of Celebrity since December 1992.

David J. Huffman has served as President of Celebrity since July 1995. From February 1991 to July 1995, he was Vice President - Sales of Celebrity. From February 1990 to February 1991, he was the Sales Manager of the Celebrity Designs Division.

Clifford C. Condict has served as Vice President - Merchandise of Celebrity since March 1994. Mr. Condict served as President of Magicsilk, Inc., a subsidiary of the Company, from June 1992 to December 1993, and as Vice President - Operations of Celebrity from 1988 to June 1992.

Roger D. Craft has served as Vice President - Operations of Celebrity since September 1993. Mr. Craft served as General Manager of Star Wholesale Florist, Inc., a subsidiary of the Company, from 1986 to August 1993.

James R. Thompson has served as Vice President - Finance, Treasurer and Secretary of Celebrity since August 1992. He served as Controller of Celebrity from 1987 to August 1992.

Officers are elected annually by the Board of Directors and serve at its discretion.

EMPLOYEES

At August 31, 1996, the Company had 608 full-time and part-time employees, including 41 employed by Celebrity Hong Kong. The Company has not entered into any collective bargaining agreements with its employees. The Company believes that its relations with its employees are good.

ITEM 2.     PROPERTIES.

The Company owns certain facilities for offices, distribution centers and floral arrangement production as follows:

                                                                                     Approximate
            Location                             Type of Facility                   Square Footage
            --------                             ----------------                   --------------
            Tyler, Texas                         Office/Distribution Center              137,500

            Winston-Salem, North Carolina        Floral Arrangement                      110,000
                                                   Production Facility

            Tyler, Texas                         Floral Arrangement                      100,000
                                                   Production Facility

The Company also leases the space occupied by certain offices, warehouses, distribution centers, showrooms, floral arrangement production facilities and other facilities. The following table summarizes these leases.

                                                                                     Approximate
            Location                             Type of Facility                   Square Footage
            --------                             ----------------                   --------------
            Tyler, Texas                         Warehouse                                60,000

            Tyler, Texas                         Warehouse                                56,000

            Tyler, Texas                         Warehouse                                47,000

            Tyler, Texas                         Wholesale Supply House                   23,000

            Dallas, Texas                        Wholesale Supply House                   36,000

            Dallas, Texas                        Showroom                                 19,000

            Atlanta, Georgia                     Showrooms (2)                            10,000

            Miami, Florida                       Showroom                                  3,000

            Charlotte, North Carolina            Distribution Center                     107,000

            St. Louis, Missouri                  Office/Distribution Center              100,000

            St. Louis, Missouri                  Warehouse                                46,000

            Winston-Salem, North Carolina        Warehouse                                69,000

            Vista, California                    Floral Arrangement                       35,000
                                                   Production Facility

            Hong Kong                            Office/Showroom                          20,000



ITEM 3.     LEGAL PROCEEDINGS.

The Company is involved in various legal proceedings that arise in the ordinary course of its business. The Company believes that none of its current litigation is likely to have a material adverse effect on its financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS.

The Common Stock, par value $.01 per share, of the Company ("Common Stock") is traded in the Nasdaq National Market under the symbol "FLWR."

The following table sets forth, for the periods indicated, the high and low closing sale prices of the Common Stock, as reported by the Nasdaq National Market.

 Fiscal Year                                                            High         Low
 -----------                                                            ----         ---
 1995
       First Quarter                                                  $ 5 3/4      $ 3 1/4
       Second Quarter                                                 $ 5 7/8      $ 3 1/2
       Third Quarter                                                  $ 7 1/4      $ 4 1/4
       Fourth Quarter                                                 $ 7 1/8      $ 5 1/2

 1996
       First Quarter                                                  $ 7 7/8      $ 6 5/8
       Second Quarter                                                 $ 7 1/4      $ 5
       Third Quarter                                                  $ 5 7/8      $ 3 1/4
       Fourth Quarter                                                 $ 5          $ 3 7/8

 1997
       First Quarter (through September 11, 1996)                     $ 4 5/8      $ 3 1/2

On September 11, 1996, the closing sale price of the Common Stock as reported by the Nasdaq National Market was $3 3/4 per share. As of September 11, 1996, there were 112 record holders of the Common Stock.

The Company has not paid cash dividends in the last four fiscal years. Management presently intends to retain any earnings for the operation and expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future. The terms of the Company's revolving line of credit with its principal lender currently restrict the payment of dividends.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated balance sheet data as of June 30, 1996, 1995 and 1994, and selected consolidated statement of operations data for each of the years in the three year period ended June 30, 1996, are derived from audited consolidated financial statements of Celebrity. The selected consolidated balance sheet data as of June 30, 1993, and selected statement of operations data for the year ended June 30, 1993, are derived from audited consolidated financial statements of Celebrity and audited combined financial statements of Cluett and Centre Court. The selected consolidated balance sheet data as of June 30, 1992, and selected consolidated statement of operations data for the year ended June 30, 1992, are derived from audited combined financial statements of Celebrity and Celebrity Hong Kong, and audited financial statements of Cluett. Certain events, such as the acquisitions of India Exotics in February 1995 and Magicsilk in June 1992 and the initial public offering of Common Stock in December 1992, affect the comparability of the data between years. See Note 3 to the Consolidated Financial Statements for discussion of certain of these events.

                                                                         YEAR ENDED JUNE 30,
                                                     -----------------------------------------------------------
                                                        1996         1995        1994       1993        1992
                                                     ----------   ----------  ----------  ----------  ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 STATEMENT OF OPERATIONS DATA:
    Net sales  . . . . . . . . . . . . . . .         $  115,048   $ 118,810   $  90,884   $  73,183   $  60,935
    Net income (loss)  . . . . . . . . . . .         $  (5,422)   $   3,782   $   1,130   $   2,893   $   3,353
    Earnings (loss) per share  . . . . . . .         $    (.86)   $     .60   $     .18   $     .54   $     .75

                                                                           JUNE 30,
                                                 ------------------------------------------------------------
                                                    1996          1995        1994        1993        1992
                                                 -----------    ---------   ---------   ---------   ---------
                                                                        (IN THOUSANDS)
 BALANCE SHEET DATA: (1)
    Total assets . . . . . . . . . . . . . .     $    73,363    $  74,641   $  47,105   $  42,045   $  26,564
    Long-term debt . . . . . . . . . . . . .     $    31,081    $  27,941   $  11,701   $   7,286   $   6,277
    Warrants to purchase common stock (2)  .                                                        $   1,750
    Redeemable common stock (2)  . . . . . .     $       350    $     525   $     700   $     875


- ---------------------
   (1) Celebrity Hong Kong, which was consolidated with Celebrity contemporaneously with the initial public offering, paid cash dividends of $711,000 and $906,000 for fiscal 1993 and 1992, respectively. Celebrity has never declared cash dividends and does not anticipate declaring cash dividends in the foreseeable future.

   (2) At June 30, 1992, the Company had outstanding 48,193.29 Series A, 36,358.52 Series B and 84,551.70 Series C warrants, each representing the right to purchase one share of Common Stock at a nominal exercise price (the "Series A Warrants," "Series B Warrants" and "Series C Warrants," or, collectively, the "Warrants"), all of which were issued in connection with the acquisition of Magicsilk.

        The Warrants were converted/redeemed in December 1992 in conjunction with the Company's initial public offering. The Series A and B Warrants were converted into an aggregate of 67,308 shares of Common Stock at the initial public offering price of $13 per share. The Series C Warrants were redeemed for $1,099,000, an amount obtained by multiplying the number of Series C Warrants by the initial public offering price of $13 per share.

        The holders of the Common Stock obtained upon the exercise of the Series A and B Warrants ("Redeemable Common Stock") have the right on September 30 of 1993, 1994, 1995, 1996 and 1997, to "put" to the
        Company, and the Company has the obligation to purchase, shares of Redeemable Common Stock from such holders at a price per share equal to the greater of the initial public offering price or the fair market value per share at the time of the put (as determined pursuant to the terms of the warrant agreement). The Company's purchase obligations with respect to the Redeemable Common Stock are limited to $100,000 and $75,000 on each put date, and $500,000 and $375,000 in the aggregate over all put dates, for the Redeemable Common Stock relating to the Series A Warrants and Series B Warrants, respectively. On September 30 in each of 1993, 1994 and 1995, 13,461 shares of Redeemable Common Stock were put back to the Company at $13 per share. See Note 8 to the Consolidated Financial Statements. The Company has received notice that 13,461 shares of Redeemable Common Stock will be put back to the Company on September 30, 1996 at $13 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of Celebrity. The actual results of Celebrity could differ materially from those indicated by the forward looking statements because of various risks and uncertainties, including without limitation (i) changes in customer demand for our products at the retail level, (ii) trends in the retail and wholesale decorative accessories industries, (iii) inventory risks attributable to possible changes in customer demand, compounded by extended lead times in ordering our products from overseas suppliers and our strategy of maintaining a high merchandise in stock percentage, (iv) the effects of economic conditions, (v) supply and/or shipment constraints or difficulties, (vi) the impact of competitors' pricing, (vii) the effects of our accounting policies, (viii) changes in foreign trade regulations, including changes in duty rates, possible trade sanctions, import quotas and other restrictions imposed by U.S. and foreign governments and (ix) other risks detailed in our Securities and Exchange Commission filings. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Annual Report on Form 10-K, the words "believes", "expects", "plans" and similar expressions as they relate to the Company or its management generally are intended to identify forward-looking statements.

GENERAL

Celebrity's net sales increased at an average compounded annual rate of 23% from $33.6 million in fiscal 1990 to $115 million in fiscal 1996 due to increases in sales to existing and new customers, expanded marketing efforts primarily in the northeastern U.S., the acquisition of Magicsilk in June 1992, the combination with Cluett in November 1993 and the acquisition of India Exotics in February 1995.

The Company imports premium quality artificial floral products under the Magicsilk trademarks and distributes them through wholesale florists.
Celebrity believes the acquisition broadened its product line into premium quality artificial flowers, diversified its customer base, and strengthened its leadership position in the industry.

Cluett is one of the leading providers of high quality artificial trees and floor planters, selling primarily to warehouse clubs and discount retailers. Celebrity believes the Cluett merger expanded the Company in parts of the U.S. where Celebrity had not had a strong presence.

India Exotics imports and distributes decorative brass and textile products to craft store chains and other specialty retailers and to wholesale florists. Celebrity believes the acquisition benefits the Company because it further diversifies its product offerings. Additionally, the Company believes the complementary product lines provide the

Company a greater presence in the decorative accessories marketplace, thereby affording it the opportunity to increase its share in a more broadly defined market.

The Company reported a 3% decline in sales, an operating loss of $5.3 million and a net loss of $5.4 million for fiscal 1996. Included in the results are charges amounting to approximately $4.4 million related to inventory adjustments resulting from the discontinuance of certain product lines and the planned closing of a distribution center and several of the Company's satellite warehouse facilities.

The Company's operating philosophy is changing to a more streamlined inventory strategy that is more focused on a core group of profitable products. Additionally, the Company intends to reduce sales-to-delivery cycle times by cutting production and shipment times and expanding direct producer-to-customer shipments. In order to accomplish these objectives the Company has decided to
(i) discontinue certain underperforming product lines, (ii) reduce inventory further from year ago levels and (iii) close a distribution center and several satellite warehouse facilities to enable the Company to consolidate warehousing and shipment operations and reduce costs.

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's consolidated statements of income expressed as a percentage of net sales for the years indicated.

                                                                               Fiscal Year Ended June 30,
                                                                              -----------------------------
                                                                              1996        1995         1994
                                                                              ----        ----         ----
 Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100 %        100%         100%
 Costs and operating expenses:
    Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . .         79 %         76%          76%
    Selling  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5 %          4%           5%
    General and administrative . . . . . . . . . . . . . . . . . . . .         19 %         14%          14%
    Acquisition costs  . . . . . . . . . . . . . . . . . . . . . . . .                                    1%
    Depreciation and amortization  . . . . . . . . . . . . . . . . . .          2 %          1%           1%
                                                                              ---          ---          ---
                                                                              105 %         95%          97%
                                                                              ---          ---          ---
 Operating income (loss) . . . . . . . . . . . . . . . . . . . . . . .         (5)%          5%           3%
 Interest and other, net . . . . . . . . . . . . . . . . . . . . . . .         (3)%         (1)%         (1)%
                                                                              ---          ---          ---
 Income (loss) before income taxes . . . . . . . . . . . . . . . . . .         (8)%          4%           2%
 Provision (benefit) for income taxes  . . . . . . . . . . . . . . . .         (3)%          1%           1%
                                                                              ---          ---          ---
 Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .         (5)%          3%           1%
                                                                              ===          ===          ===

FISCAL 1996 COMPARED WITH FISCAL 1995

Net sales decreased 3% from $118.8 million in fiscal 1995 to $115.0 million in fiscal 1996. The decrease was attributable to a decrease in sales to existing customers, primarily as a result of a slower than expected retail environment beginning in the last quarter of calendar 1995 and continuing through the first half of calendar 1996. Many of the Company's retailer customers reduced their purchases from the Company during this period to lower their inventories to desirable levels.

Cost of goods sold increased from $89.8 million, or 76% of net sales, in fiscal 1995 to $91.2 million, or 79% of net sales, in fiscal 1996. Included in cost of goods sold are charges amounting to $3.8 million, or 3% of net sales, related to inventory adjustments resulting from the discontinuance of certain product lines. The Company expects gross profit margins to be somewhat lower than those historically reported as the Company sells the discontinued products. However, the decrease in gross margins is expected to be offset to some degree by a corresponding increase in sales volume. The Company expects its inventory reduction program to be substantially complete by the end of the third quarter of fiscal 1997.

Selling expenses increased from $4.7 million, or 4% of net sales, in fiscal 1995 to $5.8 million, or 5% of net sales, in fiscal 1996. The increase in selling expenses is primarily attributable to expenses incurred by India Exotics, acquired in February 1995, increases in salaries and commissions, and increases in trade show expenses. Selling expenses increased as a percentage of net sales primarily as a result of the lower sales volume in fiscal 1996.

General and administrative expenses increased from $16.2 million, or 14% of net sales, in fiscal 1995 to $21.3 million, or 19% of net sales, in fiscal 1996. The increase in general and administrative expenses was attributable to (i) general and administrative expenses incurred by India Exotics, (ii) floral arrangement production facilities in Tyler, Texas and Vista, California, which were expanded in fiscal 1995, being operational for a full year in fiscal 1996, resulting in increases in compensation, facility costs and other expenses, (iii) increases in rent for satellite warehouse space to accommodate the higher inventory levels carried by the Company during fiscal 1996 and (iv) special charges of approximately $600,000 relating to the planned closure of a distribution center and several satellite warehouse facilities in conjunction with the inventory reduction resulting from the Company's plan to discontinue certain product lines. General and administrative expenses increased as a percentage of net sales primarily as a result of (i) the lower sales volume in fiscal 1996, (ii) the special charges relating to the planned closure of a distribution center and several of the Company's satellite warehouse facilities and (iii) the fact that direct shipment sales represented a lower percentage of net sales in fiscal 1996 than in fiscal 1995. Direct shipment sales are those for which products are shipped directly from Celebrity Hong Kong to the customers and generally consist of large orders with lower gross margins but also lower associated selling, general and administrative costs. The Company expects general and administrative expenses to decrease as a percentage of net sales as a result of the cost reductions associated with the Company's decision to discontinue certain product lines, reduce inventory further and close a distribution center and several satellite warehouse facilities.

Depreciation and amortization increased from $1.6 million in fiscal 1995 to $2.1 million in fiscal 1996, primarily as a result of (i) depreciation and amortization incurred by India Exotics and (ii) additional building and equipment depreciation associated with the expansion in fiscal 1995 of floral arrangement production facilities in Tyler, Texas and Vista, California.

As a result of the foregoing factors, the Company reported an operating loss of $5.3 million, or 5% of net sales, in fiscal 1996, compared with operating income of $6.6 million, or 5% of net sales, in fiscal 1995.

Net interest expenses increased from $2.0 million in fiscal 1995 to $3.7 million in fiscal 1996. The increase was attributable to increased borrowings under the Company's revolving line of credit and debt issued in the third quarter of fiscal 1995 in conjunction with the India Exotics acquisition.

As a result of the foregoing factors, the Company reported a loss before income taxes of $9.0 million, or 8% of net sales, in fiscal 1996, compared with income before income taxes of $4.6 million, or 4% of net sales, in fiscal 1995.

FISCAL 1995 COMPARED WITH FISCAL 1994

Net sales increased 31% from $90.9 million in fiscal 1994 to $118.8 million in fiscal 1995. The increase in net sales was attributable to sales by India Exotics ($2.2 million), an increase in sales to existing customers, a number of whom adopted planograms (which establish minimum inventory levels of the Company's products in the customer's stores), and the addition of several new customers.

Cost of goods sold increased from $69.5 million in fiscal 1994 to $89.8 million in fiscal 1995. A larger percentage of net sales was associated with direct shipments from Celebrity Hong Kong. These shipments generally consist of larger orders with lower gross profit margins but lower associated selling, general and administrative costs. The lower gross profit margin on direct shipment sales was partially offset by higher gross margins on sales associated with shipments from U.S. distribution centers and Cluett as a result of cancellation of the promotional strategy in place during fiscal 1994.

Selling expenses increased from $4.4 million, or 5% of net sales, in fiscal 1994 to $4.7 million, or 4% of net sales, in fiscal 1995. The increase was attributable to selling expenses incurred by India Exotics ($270,000) and increased salaries for the salesforce, travel, catalog and trade show expenses. Selling expenses decreased as a percentage of net sales as a result of the higher sales volume in fiscal 1995 and a higher percentage of net sales being associated with shipments from Celebrity Hong Kong, which generally have lower associated selling, general and administrative costs.

General and administrative expenses increased from $12.4 million in fiscal 1994 to $16.2 million in fiscal 1995. The increase was due primarily to general and administrative expenses associated with India Exotics ($734,000) and expansion of the Company's facilities during fiscal 1995, which resulted in increases in compensation, distribution center rent and other expenses. General and administrative expenses as a percentage of net sales remained unchanged at 14% in fiscal 1994 and fiscal 1995 despite the fact that direct shipment sales, which generally have lower associated selling, general and administrative costs, accounted for a higher percentage of net sales in fiscal 1995. General and administrative expenses as a percentage of net sales were higher than expected due primarily to the expansion of the Company's facilities in fiscal 1995 in anticipation of future growth.

Depreciation and amortization expense increased from $1.2 million in fiscal 1994 to $1.6 million in fiscal 1995. The increase was primarily attributable to depreciation and amortization incurred by India Exotics ($98,000), and additional building and equipment depreciation associated with the completion of a new floral arrangement production facility in Tyler, Texas. Depreciation and amortization expense remained at 1% of net sales in fiscal 1994 and fiscal 1995.

The Company incurred nonrecurring acquisition costs of approximately $1.0 million in fiscal 1994 associated with the Cluett merger, which was accounted for as a pooling of interests, and the potential acquisition of an artificial floral products distribution company located on the west coast of the U.S. Those discussions were terminated in December 1993.

As a result of the foregoing factors, operating income increased from $2.3 million, or 3% of net sales, in fiscal 1994 to $6.6 million, or 5% of net sales, in fiscal 1995.

Net interest expense increased from $858,000 in fiscal 1994 to $2.0 million in fiscal 1995. The increase was attributable to higher interest rates in fiscal 1995, increased borrowings under the Company's revolving line of credit, debt issued and assumed in conjunction with the India Exotics acquisition, and increases in notes payable associated with the expansion of the Company's facilities in fiscal 1994 and fiscal 1995.

As a result of the foregoing factors, income before income taxes increased from $1.5 million, or 2% of net sales, in fiscal 1994 to $4.6 million, or 4% of net sales, in fiscal 1995.

INFLATION

The effect of inflation on operating costs has been minimal in recent years. Most of the Company's operating expenses are inflation sensitive, with increases in inflation generally resulting in increased costs of operation. The effect of inflation-driven cost increases on the Company's overall operating costs is not expected to be greater for the Company than its competitors.

SEASONALITY

Celebrity markets and distributes products for all seasons. The shipping period for each season is relatively long. When combined with shipments of basic merchandise that is sold all year, there is no material seasonal fluctuation in net sales or operating income.

LIQUIDITY AND CAPITAL RESOURCES

Celebrity's sales and marketing strategy and the growth of its business have required significantly increased investment in inventory. Additionally, the Company follows the industry practice of offering extended terms to qualified customers for sales of Christmas merchandise. These sales generally take place between the months of June and October on terms not requiring payment until December 1. The Company has traditionally relied on borrowings under its revolving line of credit and cash flows from operations to fund these and other working capital needs.

Cash used by operating activities in fiscal 1996 amounted to $42,000, which was primarily attributable to the net loss, net of noncash items, and changes in operating assets and liabilities. Inventory decreased $3.7 million during fiscal 1996. The decrease was a result of the Company's inventory reduction strategy. Accounts payable and accrued expenses decreased $2.4 million, primarily as a result of the decreases in inventory and the timing of payment for merchandise purchased.

Cash provided by financing activities amounted to $1.9 million, which was primarily from borrowings under its revolving line of credit and notes payable to finance expenditures for equipment and land.

The Company has a revolving line of credit for its Celebrity, Magicsilk, Cluett and India Exotics operations in a maximum amount of $35.0 million. At August 31, 1996, the outstanding balance on this line of credit was approximately $27.5 million. Borrowing limits are based on specified percentages of eligible accounts receivable and inventories and, as a result of such limits, the maximum amount the Company would have been eligible to borrow at August 31, 1996, was $27.8 million. Interest is charged monthly on the daily outstanding balance at the bank's prime rate of interest plus 1/2%. Amounts borrowed under the line of credit are secured by accounts receivable and inventory. See note 7 to the Consolidated Financial Statements.

Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers within ten days after the manufacturers deliver products in Hong Kong for export. The Company believes that its practice of making prompt payments has enhanced its relationships with manufacturers. Celebrity Hong Kong finances these cash payments through a credit facility with a Hong Kong bank. Generally, under the terms of this facility the bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong. The bank is reimbursed when payment for these shipments is received. Under the terms of the facility, the maximum aggregate amount of Celebrity Hong Kong export bills the bank is obligated to finance at any time is $5.8 million. At August 31, 1996, export bills of Celebrity Hong Kong aggregating $6.6 million were being financed by the bank. All of these bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation.

The Company utilizes its existing management information systems to monitor the turnover and rate of sale of inventory. Additionally, its credit department carefully monitors the credit status of each customer.

The Company plans approximately $500,000 in capital expenditures in fiscal 1996, primarily in connection with the Company's continuing program to upgrade its management information systems.

The Company's business is subject to U.S. law relating to imports, including those imposing import duties. If the U.S. government were to terminate most favored nation treatment for the PRC or impose punitive tariff rates on products imported by the Company in retaliation for market access barriers in the PRC, the duty on products imported by the Company from the PRC would increase significantly. See "Business - Trade Regulation." If the Company were to face an increase in tariff rates on the products it imports into the U.S., it would (i) attempt to increase the prices charged to its customers, (ii) ask its suppliers to reduce the prices charged to the Company and (iii) seek to identify more favorable sources; however unless and until these efforts were successful, the Company's results of operations could be affected adversely.

The Company believes that its current financial position, credit facilities and cash flows from operations will be adequate to fund its operations and expansion plans for the foreseeable future. There is no assurance, however, that these sources will be sufficient to fund its operations and expansion plans or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements, together with the report of independent accountants and financial statement schedule, are included on pages F-1 through F-23 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to shareholders in connection with the Company's Annual Meeting of Shareholders to be held December 2, 1996 (the "Proxy Statement"), under the headings "Election of Directors," "Board of Directors and Committees" and "Section 16 Requirements," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under "Executive Officers" in Item 1 of this report, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information concerning management compensation and transactions with management is set forth in the Proxy Statement under the headings "Management Compensation" and "Certain Transactions," which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Shareholders and Management Ownership," which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the headings "Management Compensation" and "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)       (1)     Financial statements:

                  The financial statements filed as a part of this report are listed in the Index to Consolidated Financial Statements on page F-1.

          (2)     Financial statement schedules:

                  The financial statement schedule filed as a part of this report is listed in the Index to Consolidated Financial Statements on page F-1.

          (3)     Exhibits:

                  The exhibits filed as a part of this report are listed under "Exhibits" at subsection (c) of this Item 14.

(b)       Reports on Form 8-K:

          None.

(c)       Exhibits:

 2.1             Asset Purchase Agreement dated as of June 16, 1992, among Registrant, Holdingflower, Inc., a Delaware corporation, Magicsilk, Inc., a Delaware corporation, and Magicsilk, Inc., a Texas corporation. (1)

 2.2             Amended Form of Share Contribution Agreement dated as of
                 November 25, 1992, among the Registrant, Celebrity Exports International Limited,
                 Robert H. Patterson, Jr., Golden Pool Limited and Richard Yuen.(1)

 2.3             Amended Form of Share Repurchase Agreement dated as of November 25, 1992, among Registrant, Celebrity Exports
                 International Limited, Nina Ruth Patterson Harris and the trust under the will of the late R. Harold
                 Patterson, Sr.(1)

 2.4             Agreement and Plan of Merger dated November 16, 1993, among The Cluett Corporation, Celebrity, Inc., Cluett
                 Acquisition Corporation, Robert C. Welles, Jr., Raymond J. Trottier, James N. Gammill, III, The Robert C. Welles,
                 Jr. Revocable Living Trust U/A/D May 27, 1992, Robert C. Welles, Jr., trustee, The Trottier Family Revocable
                 Living Trust U/A/D May 14, 1992, Raymond J. Trottier and Joan Trottier, trustees, and The James N. Gammill, III
                 Revocable Living Trust U/A/D May 14, 1992, James N. Gammill, III, trustee.(2)

 2.5             Exchange Agreement dated November 16, 1993, among Celebrity, Centre Court Group, a North Carolina general partnership, Robert C. Welles, Jr., Raymond J. Trottier, James N. Gammill, III, The Robert C. Welles, Jr.
                 Revocable Living Trust U/A/D May 27, 1992, Robert C. Welles, Jr., trustee, The Trottier Family Revocable Living
                 Trust U/A/D May 14, 1992, Raymond J. Trottier and Joan Trottier, trustees, and The James N. Gammill, III
                 Revocable Living Trust U/A/D May 14, 1992, James N. Gammill, III, trustee.(2)

 2.6             Asset Purchase Agreement dated February 7, 1995, among India Exotics, Inc., a Texas corporation,
                 Registrant, India Exotics, Inc., a Missouri corporation, Surendra Khokha, Rajneesh Khokha, Asheesh
                 Khokha and the Surendra K. Khokha Revocable Trust, dated July 18, 1985. (7)

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

10.32            Form of Guarantee by Limited Company executed by Registrant in favor of The Hongkong and Shanghai
                 Banking Corporation Limited. (11)

10.33            Commitment of Celebrity Exports International Limited to maintain a combined net worth of
                 HK$30,000,000. (11)

10.34            Employment Agreement dated November 17, 1993, between The Cluett Corporation and James N. Gammill, III.
                 (2)

10.35            Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Surendra Khokha. (7)

10.36            Letter Agreement dated June 20, 1996, amending the Employment Agreement dated February 7, 1995, between India
                 Exotics, Inc. and Surendra Khokha. (13)

10.37            Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Meena Khokha. (7)

10.38            Letter Agreement dated June 20, 1996, amending the Employment Agreement dated February 7, 1995, between India
                 Exotics, Inc. and Meena Khokha. (13)


10.39            Noncompetition Agreement dated November 17, 1993, between Registrant and James N. Gammill, III. (2)

10.40            Noncompetition Agreement dated February 7, 1995, among India Exotics, Inc., Surendra Khokha, Rajneesh
                 Khokha, Asheesh Khokha and Meena Khokha. (7)

10.41            Promissory Note of India Exotics, Inc., a Texas corporation, guaranteed by Registrant, dated February
                 7, 1995, payable to the order of India Exotics, Inc., a Missouri corporation. (7)

10.42            First Amendment to Promissory Note dated June 20, 1996, amending the Promissory Note of India Exotics, Inc., a
                 Texas corporation, guaranteed by Registrant, dated February 7, 1995, payable to the order of India Exotics, Inc., a Missouri corporation. (13)

10.43            Form of Indemnity Agreement. (1)

10.44            Amended and Restated 1992 Stock Option Plan. (3)

10.45            Amended and Restated 1993 Employee Stock Purchase Plan. (7)

10.46            1997 Employee Bonus Plan. (13)

10.47            Promissory Note of India Exotics, Inc., a Missouri corporation, guaranteed by Registrant, dated February 7, 1995, in the principal amount of $1,800,000 payable to the order of Surendra Khokha and his successors, trustees of the
                 Surendra K. Khokha Revocable Trust, dated July 18, 1985. (7)

21.1             Subsidiaries of Registrant. (10)

23.1             Consent of Price Waterhouse LLP. (13)

27.1             Financial Data Schedule (13)

- ---------------------

(1)              Previously filed as an exhibit to Registration Statement No. 33-51820 on Form S-1 and incorporated herein by reference.
(2)              Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 17, 1993, as amended, and incorporated herein by reference.
(3)              Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1994, and incorporated herein by reference.
(4)              Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
                 March 31, 1993, as amended, and incorporated herein by reference.
(5)              Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
                 1993, as amended, and incorporated herein by reference.
(6)              Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                 December 31, 1993, and incorporated herein by reference.
(7)              Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                 December 31, 1994, and incorporated herein by reference.
(8)              Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1995, and incorporated herein by reference.
(9)              Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
                 1994, and incorporated herein by reference.
(10)             Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
                 1995, and incorporated herein by reference.
(11)             Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1995, and incorporated herein by reference.
(12)             Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1996, and incorporated herein by reference.
(13)             Filed herewith.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CELEBRITY, INC.

                                        By   /s/ Robert H. Patterson, Jr.
                                          --------------------------------------
                                                 Robert H. Patterson, Jr.
                                                 Chairman of the Board and
                                                 Chief Executive Officer


                                        Dated:   September 27, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities indicated and on the dates indicated.


            SIGNATURE                               CAPACITY                               DATE
            ---------                               --------                               ----
  /s/ Robert H. Patterson, Jr.       Chairman of the Board and Chief                 September 27, 1996
- ---------------------------------    Executive Officer (Principal Executive
      Robert H. Patterson, Jr.       Officer)



                                     Director
- ---------------------------------
           B. D. Hunter


      /s/ C. A. Langner              Director                                        September 27, 1996
- ---------------------------------
          C. A. Langner


     /s/ Valerie Anne Mars           Director                                        September 27, 1996
- ---------------------------------
         Valerie Anne Mars


       /s/ Richard Yuen              Managing Director of Celebrity Exports          September 27, 1996
- ---------------------------------    International Limited and Director
           Richard Yuen

            SIGNATURE                               CAPACITY                               DATE
            ---------                               --------                               ----
     /s/ James R. Thompson           Vice President - Finance, Secretary,            September 27, 1996
- ---------------------------------    Treasurer and Chief Financial Officer
         James R. Thompson           (Principal Financial and Accounting
                                     Officer)


CELEBRITY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


                                                                                                  Page
                                                                                                  ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F -  3

Consolidated Balance Sheets as of June 30, 1996 and 1995  . . . . . . . . . . . . . . . .       F -  4

Consolidated Statements of Operations for the
   Years Ended June 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . .       F -  6

Consolidated Statements of Cash Flows for the
   Years Ended June 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . .       F -  7

Consolidated Statements of Changes in Shareholders'
   Equity for the Years Ended June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . .       F -  8

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .       F -  9

Consolidated Financial Statement Schedule:
    Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . .       F - 23

Other financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

                      (This page intentionally left bank.)

                       Report of Independent Accountants

To the Board of Directors and Shareholders of Celebrity, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Celebrity, Inc. and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes in fiscal 1994.





Price Waterhouse LLP

Dallas, Texas
September 3, 1996, except as to Note 7, which is as of September 27, 1996

CELEBRITY, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
- --------------------------------------------------------------------------------


                                                                                        JUNE 30,
                                                                           ---------------------------------
                                                                                 1996              1995
                                                                           --------------     --------------
     ASSETS

Current assets:
   Cash and cash equivalents                                               $        1,166     $        1,921
   Accounts receivable, net of $1,119 and
      $1,539 allowance for doubtful accounts,
      respectively                                                                 14,919             16,247
   Inventories                                                                     33,279             37,026
   Deferred tax asset                                                               2,859              1,122
   Other assets                                                                     2,332              1,485
                                                                           --------------     --------------
     Total current assets                                                          54,555             57,801
                                                                           --------------     --------------

Property, plant and equipment, net                                                 11,774             10,943
Deferred tax asset                                                                  1,622                178
Intangible assets, net                                                              5,048              5,345
Other assets                                                                          364                374
                                                                           --------------     --------------
     Total assets                                                          $       73,363     $       74,641
                                                                           ==============     ==============





                  The accompanying notes are an integral part of these Consolidated Financial Statements.

CELEBRITY, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
- --------------------------------------------------------------------------------

                                                                                         JUNE 30,
                                                                           ---------------------------------
                                                                                 1996              1995
                                                                           --------------     --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $        8,662     $        7,388
   Accrued expenses                                                                 4,134              3,030
   Income taxes payable                                                               936              1,022
   Current portion of notes payable                                                 1,484              2,682
                                                                           --------------     --------------
     Total current liabilities                                                     15,216             14,122

Notes payable, net of current portion                                              31,081             27,941
                                                                           --------------     --------------
     Total liabilities                                                             46,297             42,063
                                                                           --------------     --------------

Redeemable common stock (26,924 and 40,385 shares
   at June 30, 1996 and 1995, respectively)                                           350                525

Shareholders' equity:
   Preferred stock (10,000,000 shares of par value $.01 per
      share authorized; none issued and outstanding in
      1996 or 1995)
   Common stock (25,000,000 shares of par value $.01 per
      share authorized; 6,280,677 and 6,267,216 shares
      issued and outstanding at June 30, 1996 and
      1995, respectively)                                                              63                 63
   Paid-in capital                                                                 22,178             22,003
   Subscriptions receivable                                                          (461)              (554)
   Retained earnings                                                                5,292             10,714
   Cumulative translation adjustment                                                   (6)                 2
   Treasury stock, at cost                                                           (350)              (175)
                                                                           --------------     --------------
     Total shareholders' equity                                                    26,716             32,053
                                                                           --------------     --------------

Commitments and contingencies

        Total liabilities, redeemable common stock
           and shareholders' equity                                        $       73,363     $       74,641
                                                                           ==============     ==============



                     The accompanying notes are an integral
                part of these Consolidated Financial Statements.

CELEBRITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
- --------------------------------------------------------------------------------


                                                                         YEARS ENDED JUNE 30,
                                                        ----------------------------------------------------
                                                            1996                1995              1994
                                                        ---------------    --------------     --------------
Net sales                                               $       115,048    $      118,810     $       90,884


Costs and operating expenses:
   Cost of goods sold                                            91,169            89,774             69,510
   Selling                                                        5,842             4,715              4,386
   General and administrative                                    21,323            16,186             12,446
   Acquisition costs                                                                                   1,042
   Depreciation and amortization                                  2,054             1,566              1,200
                                                        ---------------    --------------     --------------

                                                                120,388           112,241             88,584
                                                        ---------------    --------------     --------------

Operating income (loss)                                          (5,340)            6,569              2,300

Interest income                                                     193               205                106
Interest expense                                                 (3,882)           (2,238)              (964)
Other, net                                                           60                87                 62
                                                        ---------------    --------------     --------------

Income (loss) before income taxes and
   cumulative effect of accounting change                        (8,969)            4,623              1,504

Provision (benefit) for income taxes                             (3,547)              841                478
                                                        ---------------    --------------     --------------

Income (loss) before cumulative effect of
   accounting change                                             (5,422)            3,782              1,026
                                                        ---------------    --------------     --------------
Cumulative effect of change in
   accounting principle                                                                                  104
                                                        ---------------    --------------     --------------

Net income (loss)                                       $        (5,422)   $        3,782     $        1,130
                                                        ===============    ==============     ==============

Earnings (loss) per common and common
   equivalent share:
   Before cumulative effect of
      accounting change                                 $          (.86)   $          .60     $          .16
   Cumulative effect of accounting change                                                                .02
                                                        ---------------    --------------     --------------

                                                        $          (.86)   $          .60     $          .18
                                                        ===============    ==============     ==============

Average common and common
   equivalent shares outstanding                              6,325,673         6,338,702          6,240,827
                                                        ===============    ==============     ==============





                     The accompanying notes are an integral
                part of these Consolidated Financial Statements.

CELEBRITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
- --------------------------------------------------------------------------------


                                                                                 YEARS ENDED JUNE 30,
                                                                ----------------------------------------------------
                                                                    1996                1995             1994
                                                                --------------    ---------------    ---------------
Operating activities:
  Net income (loss)                                             $       (5,422)   $         3,782    $         1,130
  Adjustments to reconcile net income (loss) to net
   cash provided  by (used in) operations:
    Depreciation                                                         1,364              1,082                867
    Amortization                                                           690                484                333
    Cumulative effect of accounting change                                                                      (104)
    Deferred income taxes                                               (3,181)              (617)              (222)
    Changes in operating assets and liabilities:
      Accounts receivable                                                1,328               (239)            (4,171)
      Inventories                                                        3,747            (16,322)             2,555
      Other assets, net                                                   (852)              (447)               (60)
      Accounts payable and accrued expenses                              2,370              3,819              1,132
      Income taxes payable                                                 (86)               157                478
                                                                --------------    ---------------    ---------------

      Net cash provided by (used in)
         operating activities                                              (42)            (8,301)             1,938
                                                                --------------    ---------------    ---------------

Investing activities:
  Purchases of equipment                                                (1,704)            (1,537)            (1,116)
  Purchase of land                                                        (491)
  Expenditures for building construction                                                   (1,230)            (2,169)
  Acquisition of India Exotics, net of cash acquired                                       (2,396)
  Other                                                                   (379)                                   46
                                                                --------------    ---------------    ---------------

      Net cash used in investing activities                             (2,574)            (5,163)            (3,239)
                                                                --------------    ---------------    ---------------

Financing activities:
  Proceeds from lines of credit                                         39,501             52,962             29,755
  Payments on lines of credit                                          (35,708)           (40,686)           (25,976)
  Proceeds from notes payable                                              899              1,927              4,387
  Payments on notes payable                                             (2,749)            (1,187)            (5,566)
  Proceeds (costs) from issuance of common stock                                               24                (38)
  Redemption of common stock                                              (175)              (175)              (175)
  Payments on subscriptions receivable                                      93                114
  Other                                                                                       (29)               (94)
                                                                --------------    ---------------    ---------------

      Net cash provided by financing activities                          1,861             12,950              2,293
                                                                --------------    ---------------    ---------------

Increase (decrease) in cash and cash equivalents                          (755)              (514)               992
Cash and cash equivalents, beginning of period                           1,921              2,435              1,443
                                                                --------------    ---------------    ---------------

Cash and cash equivalents, end of period                        $        1,166    $         1,921    $         2,435
                                                                ==============    ===============    ===============



              See Notes 2, 6, and 7 for supplementary disclosures.

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

CELEBRITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
(dollars in thousands)
- --------------------------------------------------------------------------------



                                                         Common Stock
                                              ----------------------------------             Paid-in
                                                 Shares               Par Value              Capital
                                              ------------          ------------            ----------
Balance at June 30, 1993                           6,109,555             $61                 $21,176

Purchase of redeemable common stock                   13,461                                     175

Sale of common stock                                 128,739               2                     453

Payment on stock subscriptions

Net income

Currency translation
                                                   ---------             ---                 -------
Balance at June 30, 1994                           6,251,755              63                  21,804

Purchase of redeemable common stock                   13,461                                     175

Sale of common stock                                   2,000                                      24

Payment on stock subscriptions

Net income

Currency translation
                                                   ---------             ---                 -------
Balance at June 30, 1995                           6,267,216              63                  22,003

Purchase of redeemable common stock                   13,461                                     175

Payment on stock subscriptions

Net loss

Currency translation
                                                   ---------             ---                 -------
Balance at  June 30, 1996                          6,280,677             $63                 $22,178
                                                   =========             ===                 =======


                                                                                Cumulative
                                             Subscriptions      Retained       Translation     Treasury Stock,
                                               Receivable       Earnings        Adjustment         at Cost
                                            ---------------   -----------    ----------------  ----------------
Balance at June 30, 1993                                        $ 5,802           $ (4)

Purchase of redeemable common stock                                                                $(175)

Sale of common stock                            $(690)                                               175

Payment on stock subscriptions                     22

Net income                                                        1,130

Currency translation                                                                16
                                                -----           -------           ----             -----
Balance at June 30, 1994                         (668)            6,932             12

Purchase of redeemable common stock                                                                 (175)

Sale of common stock

Payment on stock subscriptions                    114

Net income
                                                                  3,782
Currency translation                                                               (10)
                                                -----           -------           ----             -----
Balance at June 30, 1995                         (554)           10,714              2              (175)

Purchase of redeemable common stock                                                                 (175)

Payment on stock subscriptions                     93

Net loss                                                         (5,422)

Currency translation                                                                (8)
                                                -----           -------           ----             -----
Balance at  June 30, 1996                       $(461)          $ 5,292           $ (6)            $(350)
                                                =====           =======           ====             =====


                     The accompanying notes are an integral
                part of these Consolidated Financial Statements.

CELEBRITY, INC.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------


 1.   DESCRIPTION OF BUSINESS

      Celebrity, Inc. ("Celebrity") and its wholly-owned subsidiaries, Celebrity Exports International Limited ("Celebrity Hong Kong"), Magicsilk, Inc. ("Magicsilk"), and Star Wholesale Florist, Inc. ("Star"), are suppliers of high quality artificial flowers, foliage and flowering bushes, selling primarily to craft store chains and other retailers and to wholesale florists. India Exotics, Inc. ("India Exotics"), a wholly-owned subsidiary acquired in February 1995 (Note 3), is a supplier of decorative brass products and other decorative accessories, selling primarily to craft store chains and other specialty retailers and to wholesale florists. The Cluett Corporation ("Cluett"), a wholly-owned subsidiary acquired in November 1993 (Note 3), assembles artificial trees, floor planters and floral arrangements and markets them primarily to discount retailers and warehouse clubs. Celebrity, Celebrity Hong Kong, Magicsilk, Star, India Exotics and Cluett are referred to herein collectively as "Celebrity" or the "Company."

 2.   SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION

      All majority-owned subsidiaries are consolidated and all material intercompany accounts and transactions are eliminated.

      REVENUE RECOGNITION

      The Company recognizes revenue from merchandise sales at the time of shipment. Title to merchandise transfers at point of shipment.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include short-term investments with original maturities of three months or less.

      INVENTORIES

      Inventories are valued at the lower of average cost or market.

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

                                                    Estimated Useful Life
                                                    ---------------------
      Furniture, fixtures and equipment                5 to 10 years
      Transportation equipment                         3 to 5 years
      Buildings                                        20 to 31.5 years

CELEBRITY, INC.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------


      Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized.

      INTANGIBLE ASSETS

      Intangible assets consist primarily of goodwill, a customer list and trade names related to purchase acquisitions, which are being amortized using the straight-line method over 20, 10 and 20 years, respectively. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the estimated undiscounted future cash flows derived from such intangible assets is less than their carrying value.

      INCOME TAXES

      As of July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. The adoption of SFAS 109 changed Celebrity's method of accounting for income taxes from the deferred method to an asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the anticipated future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The adoption of SFAS 109 resulted in a benefit of $104,000 in fiscal 1994.

      FOREIGN CURRENCY TRANSLATION

      All balance sheet asset and liability accounts of Celebrity Hong Kong are translated to U.S. dollars using rates of exchange in effect at the balance sheet date. Celebrity Hong Kong statements of operations are translated at exchange rates approximating the actual rates on the dates of the transactions. Cumulative translation adjustments are included as a separate component of shareholders' equity.

      EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share are computed by dividing net earnings or loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents consist of the dilutive effect of common shares that may be issued upon exercise of stock options. Earnings (loss) per share for all years presented include the 655,000 shares used to consummate the Cluett merger (Note 3). Fully diluted earnings (loss) per share were not presented, as the resulting per share amounts did not substantially differ from primary earnings (loss) per share.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses

CELEBRITY, INC.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------


      during the reporting period. Actual results could differ from those estimates.

      RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has issued Statement of
      Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121") and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Company must adopt the provisions of SFAS 121 and SFAS 123 beginning in fiscal 1997.

      SFAS 121 will require the review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impact of adopting this standard is not expected to have a materially adverse effect on the Company's financial position or results of operations. SFAS 123 will require companies to record or disclose the fair value of stock-based compensation to employees. The Company currently intends to disclose the fair value of stock-based compensation to employees.

 3.   ACQUISITIONS

      INDIA EXOTICS

      In February 1995 the Company acquired, in a transaction accounted for as a purchase, the business and certain assets of India Exotics, Inc. of St. Louis, Missouri (the "Seller"). As consideration, the Company, through a wholly-owned subsidiary, India Exotics, paid $2,500,000 in cash, issued a $2,000,000 note payable to the Seller (subsequently reduced to $1,830,000 and assigned to the shareholders of the Seller), repaid approximately $2,100,000 of bank debt of the Seller, assumed a $1,800,000 note from the Seller to one of its shareholders and assumed certain trade payables of the Seller. Additionally, India Exotics entered into a noncompetition agreement (Note 15), employment agreements and certain building lease agreements (Note 11) with certain former shareholders and officers of the Seller.

      The purchase price was allocated to net assets acquired as follows: current assets of $5,146,000, including inventories of $3,576,000, and current liabilities of $2,728,000 (net of the $2,100,000 repayment of bank indebtedness). The excess of purchase price over the fair value of net assets acquired was approximately $3,987,000. The results of operations and cash flows for India Exotics are included in the Consolidated Financial Statements from the date of acquisition.

CELEBRITY, INC.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------


      The results of operations for the years ended June 30, 1995 and 1994, on an unaudited pro forma basis, as if the Seller's assets had been acquired at the beginning of each period (with appropriate adjustments for amortization of intangible assets, interest expense, elimination of certain general and administrative expenses and the related income tax effects), would have been as follows (in thousands except per share amounts):

                                                                                 1995               1994
                                                                           ----------------   ----------------
         Net sales                                                         $      125,484     $        98,531
                                                                           ==============     ===============
         Income before cumulative effect of
            accounting change                                              $        4,166     $         1,080
                                                                           ==============     ===============
         Net income                                                        $        4,166     $         1,184
                                                                           ==============     ===============
         Earnings per share before cumulative
            effect of accounting change                                    $          .66     $           .17
                                                                           ==============     ===============
         Earnings per share                                                $          .66     $           .19
                                                                           ==============     ===============


      CLUETT

      In November 1993 Celebrity consummated an agreement to merge a wholly-owned subsidiary with Cluett whereby Celebrity acquired all the outstanding common stock of Cluett in exchange for 600,000 shares of common stock, par value $.01 per share ("Common Stock"), of Celebrity. Additionally, as part of the same transaction, Celebrity acquired all the outstanding partnership interests in Centre Court Group ("Centre Court") in exchange for 55,000 shares of Common Stock. The owners of all the outstanding common stock of Cluett also owned all the partnership interests in Centre Court. The Cluett merger and the acquisition of Centre Court are collectively referred to herein as the "Transaction." At the closing of the Transaction, all outstanding bank indebtedness of Cluett was repaid, Cluett's former shareholders were released from all guarantees made on behalf of Cluett, all subordinated loans owed to Cluett's former shareholders were repaid and all outstanding indebtedness of Centre Court was assumed by Celebrity. The Transaction was accounted for as a pooling of interests. The Consolidated Financial Statements reflect the financial position, results of operations and cash flows of Cluett and Centre Court as if the Transaction had been consummated on July 1, 1993.

CELEBRITY, INC.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

 4.   COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

      The composition of certain balance sheet accounts as of June 30 is as follows (in thousands):

                                                                                1996               1995
                                                                           --------------     --------------
      Inventories:
      -----------
         Raw materials                                                     $        6,165     $        8,145
         Finished goods                                                            27,114             28,881
                                                                           --------------     --------------
                                                                           $       33,279     $       37,026
                                                                           ==============     ==============


      Property, plant and equipment:                                            1996               1995
      ------------------------------                                       --------------     --------------

         Buildings                                                         $        7,625     $        7,614
         Land                                                                         811                320
         Furniture, fixtures and equipment                                          5,259              4,306
         Transportation equipment                                                     624                525
         Leasehold improvements                                                     1,415                905
                                                                           --------------     --------------
                                                                                   15,734             13,670
         Less:  accumulated depreciation                                           (3,960)            (2,727)
                                                                           --------------     --------------
                                                                           $       11,774     $       10,943
                                                                           ==============     ==============


      Intangible assets:                                                        1996               1995
      ------------------                                                   --------------     --------------
         Excess of cost over fair value of net assets acquired             $        4,224     $        4,224
         Customer list                                                              1,327              1,327
         Trade names                                                                  397                397
                                                                           --------------     --------------
                                                                                    5,948              5,948
         Less:  accumulated amortization                                             (900)              (603)
                                                                           --------------     --------------
                                                                           $        5,048     $        5,345
                                                                           ==============     ==============


 5.   SPECIAL CHARGES

      The Company incurred special charges of approximately $4,400,000 for fiscal 1996 related to inventory adjustments ($3,800,000) resulting from the discontinuance of certain product lines and a lease obligation reserve ($600,000) resulting from the planned closure of a distribution center and several of the Company's satellite warehouse facilities. The charges were the result of actions taken by the Company in the fourth quarter of fiscal 1996 to (i) discontinue certain underperforming product lines and (ii) close a distribution center and several satellite warehouse facilities pursuant to a plan to consolidate warehousing and shipment operations and reduce costs, with completion expected by March 1997.

CELEBRITY, INC.

Notes to Consolidated Financial Statements
- -----------------------------------------------------------------------------

 6.   INCOME TAXES

      The components of income (loss) before income taxes are summarized below (in thousands):

                                                                        Years Ended June 30,
                                                        ----------------------------------------------------
                                                              1996             1995                 1994
                                                        ---------------    --------------     --------------
      Domestic                                          $       (12,172)   $         (703)    $       (1,574)
      Foreign                                                     3,203             5,326              3,078
                                                        ---------------    --------------     --------------

                                                        $        (8,969)   $        4,623     $        1,504
                                                        ===============    ==============     ==============



      The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                                        Years Ended June 30,
                                                        ----------------------------------------------------
                                                              1996             1995                 1994
                                                        ---------------    --------------     --------------
      Current:
         State                                          $            75    $           71     $           74
         Federal                                                   (924)              434                114
         Foreign                                                    483               953                512
                                                        ---------------    --------------     --------------

                                                                   (366)            1,458                700
      Deferred:
         Federal                                                 (3,181)             (617)              (222)
                                                        ---------------    --------------     --------------

                                                        $        (3,547)   $          841     $          478
                                                        ---------------    --------------     --------------



      The components of the net deferred tax asset are as follows
      (in thousands):

                                                                                       June 30,
                                                                           ---------------------------------
                                                                                1996               1995
                                                                           --------------     --------------
      Special charges                                                      $        1,496
      Net operating loss and other carryforwards                                    1,255
      Capitalized inventory costs                                                   1,119     $          705
      Provision for losses on accounts receivable                                     216                374
      Intangible assets                                                               157                 92
      Accelerated depreciation                                                        130                 67
      Capitalized interest                                                             43                 43
      Deferred rent                                                                    22                 27
      Other                                                                            43                 (8)
                                                                           --------------     --------------
                                                                           $        4,481     $        1,300
                                                                           ==============     ==============

CELEBRITY, INC.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------


      The provision (benefit) for income taxes differs from those computed using the statutory U.S. federal income tax rate as a result of the following (in thousands):

                                                                             YEARS ENDED JUNE 30,
                                              ---------------------------------------------------------------------------
                                                         1996                    1995                    1994
                                              -------------------------   ------------------------  ---------------------
                                                AMOUNT         RATE        AMOUNT          RATE      AMOUNT       RATE
                                              ----------    -----------   ---------    -----------  ---------   ---------
      Provision (benefit) at statutory rate   $  (3,049)        (34%)     $   1,572         34%     $    511         34%
      Meals, entertainment and
         other disallowed expenses                   58                          13          1            30          2
      Acquisition costs                                                                                  139          9
      Imputed interest                                                                                   166         12
      Other                                                                      55          1            91          6
      State tax expense                              50                          59          1            75          5
      Foreign tax rate differentials               (606)         (6)           (858)       (19)         (534)       (36)
                                              ---------     -------       ---------    -------      --------    -------
                                              $  (3,547)        (40%)     $     841         18%     $    478         32%
                                              =========     =======       =========    =======      ========    =======



      Since the Company plans to continue financing Celebrity Hong Kong's expansion through reinvestment of undistributed Celebrity Hong Kong earnings, no provision is made for U.S. taxes on such earnings. If the Celebrity Hong Kong earnings were distributed, the U.S. tax on the distribution would be approximately $1,825,000.

      Income taxes paid during fiscal 1996, 1995 and 1994 were $527,000, $1,186,000 and $480,000, respectively. Included in other current assets at June 30, 1996 and 1995 were U.S. federal income tax receivables of $1,027,000 and $339,000, respectively.

      As of June 30, 1996, the Company had a net operating loss carryforward of $2,683,000, foreign tax credit carryforwards aggregating $255,000 and a minimum tax credit carryforward of $88,000. The net operating loss carryforward expires in 2011. The foreign tax credit carryforwards expire between 1998 and 2000.

 7.   NOTES PAYABLE

      Notes payable consist of the following (in thousands):

                                                                                         June 30,
                                                                           -----------------------------------
                                                                                 1996               1995
                                                                           ----------------   ----------------
      Revolving line of credit; interest at prime plus .5%
         (8.25% at June 30, 1996); due March 1998; secured
         by substantially all accounts receivable and inventory                $    25,914     $       22,121


      Notes payable to bank; interest at prime plus 1%
         (8.25% at June 30, 1996); payable in monthly
         installments aggregating $65; due January 1998;
         secured by real estate                                                      5,255              5,525

CELEBRITY, INC.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------


                                                                             1996                1995
                                                                         ------------       ------------
      Note payable to related party; interest at prime
         plus .5%; due August 1995                                                                1,350

      Note payable to related party; interest at prime
         plus .5% (8.25% at June 30, 1996); payable in
         quarterly installments of $125; due February 1998                        875              1,375

      Installment notes payable monthly through
         June 1997; interest rates vary from 7%
         to 13%; secured by automobiles                                           177                134

      Note payable to related party; interest at 8%; payable in
         annual installments through May 1999                                      93                118

      Other                                                                       251
                                                                         ------------       ------------
                                                                               32,565             30,623
      Less:  current portion                                                   (1,484)            (2,682)
                                                                         ------------       ------------
                                                                         $     31,081       $     27,941
                                                                         ============       ============


      Aggregate maturities of notes payable are as follows (in thousands):

         1997                                                   $        1,484
         1998                                                           30,940
         1999                                                               96
         2000                                                               38
         2001                                                                7
                                                                --------------

              Total                                             $       32,565
                                                                ==============

      The revolving line of credit provides for borrowings up to a maximum amount of $35,000,000. Borrowing limits are based on specified percentages of eligible accounts receivable and inventories and, as a result of such limits, the maximum amount the Company would have been eligible to borrow at June 30, 1996 was $26,783,000. The commitment fee for the unused portion of the revolving line of credit is 1/2% of the average daily unused portion of the line of credit during each quarter. At June 30, 1996, $542,000 of the revolving line of credit had been reserved as a result of the issuance of letters of credit.

      The $875,000 note payable to related party was issued in conjunction with the acquisition of the business and assets of India Exotics (Note 3) and has been assigned to the shareholders of the Seller.

      The $93,000 note payable to related party represents an amount due a former Celebrity officer and director and is unsecured.

CELEBRITY, INC.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------


      The revolving line of credit, notes payable to bank and the $875,000 note payable to related party contain certain covenants limiting the incurrence of indebtedness, restricting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was not in compliance with certain of these financial covenants at June 30, 1996.
      The Company received waivers as of June 30, 1996 relative to the revolving line of credit and the $875,000 note payable to related party. The covenants for the revolving line of credit and the $875,000 note payable to related party reset each July 1. The Company also received a waiver as of June 30, 1996 and through January 31, 1997 relative to the notes payable to bank. In conjunction with this waiver the Company agreed to amend the maturity dates of these notes from March 2004 to January 1998. The Company is attempting to refinance the notes payable to bank and expects to do so by January 1997. There is no assurance, however, that such refinancing will be obtained. With the waivers described above, the Company is presently in compliance with all of its covenants with its lenders.

      Interest paid during fiscal 1996, 1995 and 1994 was $3,645,000, $2,158,000 and $964,000, respectively.

 8.   REDEEMABLE COMMON STOCK

      In conjunction with Celebrity's initial public offering in December 1992, certain warrants were converted into an aggregate of 67,308 shares of Common Stock at the initial public offering price of $13 per share. The Common Stock obtained upon the exercise of these warrants may be put back to the Company at a price per share equal to the greater of the initial public offering price per share or the fair market value per share (as determined pursuant to the terms of the warrant agreement). The Common Stock may be put back to the Company annually at September 30, 1993 through 1997. Celebrity's maximum obligation to purchase Common Stock on each put date is limited to an aggregate of $175,000. At June 30, 1996, Celebrity's obligation to purchase Common Stock over all remaining put dates was $350,000.

 9.   EMPLOYEE BENEFIT PLANS

      The Celebrity, Inc. Employee 401(k) Plan is available to substantially all of the Company's employees. Eligible employees may contribute up to 15% of their compensation to this plan. Celebrity has contributed an amount equal to 50% of each employee's contribution up to 6% of the employee's compensation. Employee contributions in excess of 6% of the employee's compensation are not matched by Celebrity. The Company contributed $79,000, $41,000 and $41,000 for fiscal 1996, 1995 and 1994, respectively.

      The Celebrity, Inc. 1993 Employee Stock Purchase Plan was adopted in fiscal 1994. Under this plan, the Company may periodically offer to its employees, at its sole discretion, the right to purchase shares of Common Stock at the market value as of the date of the offer. Employee payment for plan shares may be made either with cash or a promissory note. The participants' shares are fully vested upon purchase. The Company has reserved 300,000 shares of Common Stock for issuance under this plan. Subscriptions receivable at June 30, 1996 for purchases of Common Stock under this plan amounted to approximately $461,000 and will be paid over periods of one to ten years. The Company made no offers during fiscal 1996 to sell Common Stock under this plan.

10.   STOCK OPTION PLAN

      The Celebrity, Inc. 1992 Stock Option Plan (the "Plan") was adopted effective with the completion of the Company's initial public offering. An aggregate of 500,000 shares of

CELEBRITY, INC.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------


      Common Stock has been reserved for issuance under the Plan. The Plan permits the granting of incentive stock options to Celebrity's employees and nonqualified stock options to employees, nonemployee members of the board of directors and advisors. Options are exercisable during the period specified in each option agreement and are generally exercisable in installments pursuant to a vesting schedule designated by the Compensation Committee of the board of directors. The exercise price determined by the Compensation Committee may not be less than the fair market value of the Common Stock on the date of grant. No option will remain exercisable later than ten years after the date of grant. Additional information with respect to stock options issued under the Plan is as follows:

                                                            Number         Exercise Price
          Stock Option Activity                            of Shares           per Share
      -----------------------------                     ---------------    -----------------
      June 30, 1993                                             150,400    $12.00-13.00
         Granted                                                 14,000    $3.25-6.50
         Canceled or surrendered                                (16,500)   $13.00
                                                        ---------------

      June 30, 1994                                             147,900    $3.25 - 13.00
         Granted                                                122,500    $4.88 - 5.88
         Canceled or surrendered                                 (2,000)   $5.38
                                                        ---------------

      June 30, 1995                                             268,400    $3.25 - 12.50
         Granted                                                  6,000    $5.75
         Canceled or surrendered                                (10,000)   $5.88
                                                        ---------------

      June 30, 1996                                             264,400    $3.25 - 12.50
                                                        ===============


      Exercisable at:
         June 30, 1995                                           86,940
         June 30, 1996                                          164,520

      Included in the table above are 14,000 fully vested nonqualified stock options for three outside directors with exercise prices ranging from $5.38 to $12.50 per share.

      On May 18, 1995 the Compensation Committee of the board of directors approved the amendment of the exercise price for options covering 130,900 shares of Common Stock granted under the Plan in fiscal 1993 from $13.00 to the fair market value on the amendment date ($5.88).

11.   RELATED PARTIES

      Celebrity leases certain office and distribution facilities in Tyler, Texas from a shareholder. Amounts paid under this lease were approximately $120,000, $120,000 and $140,000 for fiscal 1996, 1995 and
      1994, respectively.

      The Company leases, from partnerships controlled by an officer of India Exotics, two

CELEBRITY, INC.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------


      buildings in St. Louis, Missouri comprised of office and warehouse space. The aggregate rentals paid on these leases during fiscal 1996 and 1995 were approximately $575,000 and $81,300, respectively. One lease provides for minimum annual rental payments of $100,400 and expires in February 1998. The other lease provides for minimum annual rental payments of $443,840 and expires in April 2003. In addition to the minimum rentals, the Company pays for taxes, insurance, utility services and certain maintenance items related to the leased property.

      Long-term debt at June 30, 1996 includes two notes payable to related parties (Note 7).

      The Company purchases decorative brass products from an entity controlled by a relative of an officer of India Exotics. Purchases from this supplier during fiscal 1996 and 1995 totaled approximately $5,910,000 and $1,517,000, respectively. The amounts due this supplier at June 30, 1996 and 1995 were approximately $2,024,000 and $266,000, respectively, which amounts are included in accounts payable. As part of the India Exotics acquisition, the Company entered into an agreement with the related party whereby the related party agreed to supply decorative brass products for a three-year period ending in February 1998.

12.   GEOGRAPHIC INFORMATION

      The Company operates exclusively in a single industry. Celebrity exports artificial flowers, foliage and flowering bushes from Asia to the U.S. and Europe and distributes and markets these products in the U.S. using a direct sales force and distribution centers, primarily to craft store chains and other specialty retailers and to wholesale florists. Cluett assembles artificial trees, floor planters and floral arrangements and markets them primarily to discount retailers and warehouse clubs, primarily in the U.S. India Exotics distributes and markets decorative brass products and other decorative accessories, primarily to craft store chains and other speciality retailers and to wholesale florists, primarily in the U.S., using a direct sales force and a distribution center.

      Financial information by geographic area for fiscal 1996, 1995 and 1994 is summarized in the tables below. Intergeographic area sales are accounted for at prices approximating arm's length market prices. Operating income by geographic area is comprised of net sales less operating expenses that are related to the operating revenue derived from the area. Identifiable assets by geographic area are those assets that are used in the operations of the Company in that area.

                                                                        Years ended June 30,
                                                        ----------------------------------------------------
                                                              1996               1995               1994
                                                        ---------------    --------------     --------------
                                                                           (in thousands)
      Net sales to unaffiliated customers:
         Hong Kong                                      $        54,662    $       79,248     $       48,608
         United States                                           80,947            75,015             61,327
         Intercompany sales                                     (20,561)          (35,453)           (19,051)
                                                        ---------------    --------------     --------------

            Total                                       $       115,048    $      118,810     $       90,884
                                                        ===============    ==============     ==============

      Operating income (loss):
         Hong Kong                                      $         3,395    $        5,947     $        3,160
         United States                                           (8,910)              962               (935)
         Intercompany sales                                         175              (340)                75
                                                        ---------------    --------------     --------------

            Total                                       $        (5,340)   $        6,569     $        2,300
                                                        ===============    ==============     ==============

CELEBRITY, INC.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------



                                                                              June 30,
                                                        ----------------------------------------------------
                                                              1996               1995               1994
                                                        ---------------    --------------     --------------
                                                                           (in thousands)
      Identifiable assets at year-end:
         Hong Kong                                      $         15,693   $        14,628    $         8,400
         United States                                            71,598            72,794             44,352
         Eliminations                                           (13,928)          (12,781)            (5,647)
                                                        ---------------    --------------     --------------

            Total                                       $        73,363    $       74,641     $       47,105
                                                        ===============    ==============     ==============



13.   FINANCIAL INSTRUMENTS

      The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short maturities. The carrying amounts of the revolving line of credit and other variable-rate notes payable approximate their fair value because the interest rates on these instruments change with market interest rates. The fair value, based on market interest rates, of the Company's fixed-rate notes payable at June 30, 1996 and June 30, 1995 did not significantly differ from their carrying amount.

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company limits its exposure to credit risk on its cash and cash equivalents by placing these instruments with high quality financial institutions. With respect to accounts receivable, the Company is exposed to group concentrations of credit risk as its customer base consists primarily of craft store chains and other specialty retailers, discount retailers and warehouse clubs. In addition, in fiscal 1996, the Company had one customer that accounted for sales of $26.5 million. The June 30, 1996 accounts receivable balance for this customer was $4.3 million. The Company had two significant customers in fiscal 1995 that accounted for sales of $33.3 million and $12.5 million, respectively. The Company had one significant customer in fiscal 1994 that accounted for sales of $21.0 million. The Company performs ongoing evaluations of the financial condition of its customers, but does not require collateral to secure customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

14.   CERTAIN FACTORS THAT COULD AFFECT FUTURE OPERATIONS

      The Company derives a substantial amount of its consolidated net sales from products manufactured and exported from the People's Republic of China (the "PRC") and other locations throughout Asia. Risks inherent in international operations include trade protection measures; risks of increases in taxes and governmental royalties and loss of revenue, property and equipment from such hazards as expropriation, nationalization, war, insurrection and other political risks. Other risks inherent in international operations are the possibility of realizing economic currency exchange losses when transactions

CELEBRITY, INC.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------


      are completed in currencies other than U.S. dollars and the Company's ability to freely repatriate its earnings under existing exchange control laws. To date, the Company's international operations have not been materially affected by these risks.

      A significant amount of the Company's international purchasing and exporting activities are controlled in Hong Kong. Accordingly, Celebrity's success depends to some degree on the economic and social conditions in Hong Kong. In 1997, the PRC will resume control over Hong Kong in accordance with the Sino-British Declaration of 1984 (the "Joint Declaration"). Although the Joint Declaration establishes a framework for the continuation of existing economic and social systems in Hong Kong after 1997, there can be no assurances as to the manner in which this framework will be implemented or whether it will be respected by the PRC authorities. Although the Company believes that it could move its purchasing and exporting activities to another location, the disruption of the Company's operations in Hong Kong could have a material adverse effect on the Company's business.

15.   COMMITMENTS AND CONTINGENCIES

      RECEIVABLES SOLD WITH RECOURSE

      During fiscal 1996, 1995 and 1994, proceeds of approximately $27,183,000, $31,475,000 and $7,000,000, respectively, were received from a Hong Kong bank in connection with the financing, with recourse, of Celebrity Hong Kong accounts receivable related to shipments directly to customers. As of June 30, 1996 and 1995, Celebrity was contingently liable to the Hong Kong bank in respect of such financing activities for $6,649,000 and $3,856,000, respectively. The Company has retained substantially the same risk of credit loss as if the receivables had not been sold (Note 13). Under a facility with the bank, a maximum aggregate of $5,800,000 in accounts receivable may be financed by the bank at any time, with recourse.

      LEASES

      The Company leases certain buildings and equipment under noncancelable operating leases. Future minimum lease payments for the next five fiscal years and thereafter are as follows (in thousands):

             1997                                              $2,263
             1998                                               1,363
             1999                                                 803
             2000                                                 724
             2001                                                 444
             Thereafter                                           814
                                                               ------

             Total minimum lease payments                      $6,411
                                                               ======

CELEBRITY, INC.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------


      Rent expense for operating leases was $3,792,000, $2,464,000 and $1,896,000 for fiscal 1996, 1995 and 1994, respectively.

      OTHER

      The Company is involved in various legal proceedings that arise in the ordinary course of its business. The Company believes that none of its current litigation is likely to have a material adverse effect on its financial condition or results of operations.

      As part of the Cluett merger and the India Exotics acquisition, the Company executed noncompetition agreements with three former Cluett shareholders and two former officers of India Exotics, respectively. The agreements call for annual payments of $200,000, $267,000 and $333,000 in fiscal 1997, 1998 and 1999, respectively. Amortization expense is recognized over the terms of the agreements.

                                                                     SCHEDULE II

CELEBRITY, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED JUNE 30, 1996
(dollars in thousands)
- --------------------------------------------------------------------------------





            Allowance
               for            Balance at      Charged to                                           Balance
             Doubtful         beginning        cost and        Corporate                            at end
             Accounts         of period        expenses       acquisition        Deductions       of period
           ------------     -------------    ------------     -----------        ----------     -------------
              1996          $      1,539     $        795                      $     (1,215)    $      1,119

              1995                   886              574     $        425             (346)           1,539

              1994                   230            1,154                              (498)             886

                                 EXHIBIT INDEX

                                                                                                                            Page
                                                                                                                            ----
 2.1         Asset Purchase Agreement dated as of June 16, 1992, among Registrant, Holdingflower, Inc., a Delaware corporation, Magicsilk, Inc., a Delaware corporation, and Magicsilk, Inc., a Texas corporation. (1)

 2.2         Amended Form of Share Contribution Agreement dated as of
             November 25, 1992, among the Registrant, Celebrity Exports International Limited,
             Robert H. Patterson, Jr., Golden Pool Limited and Richard Yuen.(1)

 2.3         Amended Form of Share Repurchase Agreement dated as of November 25, 1992, among Registrant, Celebrity
             Exports International Limited, Nina Ruth Patterson Harris and the trust under the will of the late
             R. Harold Patterson, Sr.(1)

 2.4         Agreement and Plan of Merger dated November 16, 1993, among The Cluett Corporation, Celebrity, Inc.,
             Cluett Acquisition Corporation, Robert C. Welles, Jr., Raymond J. Trottier, James N. Gammill, III,
             The Robert C. Welles, Jr. Revocable Living Trust U/A/D May 27, 1992, Robert C. Welles, Jr., trustee,
             The Trottier Family Revocable Living Trust U/A/D May 14, 1992, Raymond J. Trottier and Joan Trottier,
             trustees, and The James N. Gammill, III Revocable Living Trust U/A/D May 14, 1992, James N. Gammill, III,
             trustee.(2)

 2.5         Exchange Agreement dated November 16, 1993, among Celebrity, Centre Court Group, a North Carolina general partnership, Robert C. Welles, Jr., Raymond J. Trottier, James N. Gammill, III, The Robert C. Welles, Jr.
             Revocable Living Trust U/A/D May 27, 1992, Robert C. Welles, Jr., trustee, The Trottier Family Revocable
             Living Trust U/A/D May 14, 1992, Raymond J. Trottier and Joan Trottier, trustees, and The James N.
             Gammill, III Revocable Living Trust U/A/D May 14, 1992, James N. Gammill, III, trustee.(2)

 2.6         Asset Purchase Agreement dated February 7, 1995, among India Exotics, Inc., a Texas corporation,
             Registrant, India Exotics, Inc., a Missouri corporation, Surendra Khokha, Rajneesh Khokha, Asheesh
             Khokha and the Surendra K. Khokha Revocable Trust, dated July 18, 1985. (7)

 3.1         Restated Articles of Incorporation of the Registrant. (1)

 3.2         Bylaws of the Registrant. (1)

 4.1         Specimen Common Stock Certificate. (1)

 4.2         Warrant Agreement dated as of June 16, 1992, between the Registrant and Magicsilk, Inc. (1)

10.1         Loan Agreement dated March 21, 1994, among Registrant and NationsBank of Texas, N.A. (3)

10.2         Amendment to Loan Agreement dated December 21, 1994, between Registrant and NationsBank of Texas, N.A.(7)


10.3         Second Amendment to Loan Agreement dated March 20, 1995, between Registrant and NationsBank of Texas, N.A.(8)


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

10.32            Form of Guarantee by Limited Company executed by Registrant in favor of The Hongkong and Shanghai
                 Banking Corporation Limited. (11)

10.33            Commitment of Celebrity Exports International Limited to maintain a combined net worth of
                 HK$30,000,000. (11)

10.34            Employment Agreement dated November 17, 1993, between The Cluett Corporation and James N. Gammill, III.
                 (2)

10.35            Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Surendra Khokha. (7)

10.36            Letter Agreement dated June 20, 1996, amending the Employment Agreement dated February 7, 1995, between India
                 Exotics, Inc. and Surendra Khokha. (13)

10.37            Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Meena Khokha. (7)

10.38            Letter Agreement dated June 20, 1996, amending the Employment Agreement dated February 7, 1995, between India
                 Exotics, Inc. and Meena Khokha. (13)

10.39            Noncompetition Agreement dated November 17, 1993, between Registrant and James N. Gammill, III. (2)

10.40            Noncompetition Agreement dated February 7, 1995, among India Exotics, Inc., Surendra Khokha, Rajneesh
                 Khokha, Asheesh Khokha and Meena Khokha. (7)

10.41            Promissory Note of India Exotics, Inc., a Texas corporation, guaranteed by Registrant, dated February
                 7, 1995, payable to the order of India Exotics, Inc., a Missouri corporation. (7)

10.42            First Amendment to Promissory Note dated June 20, 1996, amending the Promissory Note of the India Exotics, Inc., a
                 Texas corporation, guaranteed by Registrant, dated February 7, 1995, payable to the order of the India Exotics,
                 Inc., a Missouri corporation. (13)

10.43            Form of Indemnity Agreement. (1)

10.44            Amended and Restated 1992 Stock Option Plan. (3)

10.45            Amended and Restated 1993 Employee Stock Purchase Plan. (7)

10.46            1997 Employee Bonus Plan. (13)

10.47            Promissory Note of India Exotics, Inc., a Missouri corporation, guaranteed by Registrant dated February 7, 1995, in the principal amount of $1,800,000 payable to the order of Surendra Khokha and his successors, trustees of the
                 Surendra K. Khokha Revocable Trust, dated July 18, 1985. (7)

21.1             Subsidiaries of Registrant. (10)

23.1             Consent of Price Waterhouse LLP. (13)

27.1             Financial Data Schedule (13)

- ---------------------

(1)      Previously filed as an exhibit to Registration Statement No. 33-51820 on Form S-1 and incorporated herein by reference.
(2)      Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 17, 1993, as amended, and incorporated herein by reference.
(3)      Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.
(4)      Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31,
         1993, as amended, and incorporated herein by reference.
(5)      Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, as amended, and incorporated herein by reference.
(6)      Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, and incorporated herein by reference.
(7)      Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, and incorporated herein by reference.
(8)      Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
(9)      Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.
(10)     Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(11)     Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.
(12)     Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
(13)     Filed herewith.
