Form 10-Q
period 1996-09-30
CELEBRITY INC
filed 1996-11-14
CIK 891422

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                          Commission File No. 0-20802

                                CELEBRITY, INC.
             (Exact name of registrant as specified in its charter)

             Texas                                     75-1289223
  (State or other jurisdiction                      (I.R.S. Employer
      of incorporation or                            Identification
         organization)                                    No.)

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

                        YES     X              NO
                             ------                ------

The registrant had 6,309,602 shares of Common Stock, par value $.01 per share, outstanding as of November 8, 1996.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                                                        Page
                                                                                                                     ----
         Condensed Consolidated Balance Sheets at
                      September 30, 1996 and June 30, 1996
                      (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

         Condensed Consolidated Statements of Income
                      for the three months ended
                      September 30, 1996 and 1995 (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Condensed Consolidated Statements of Cash
                      Flows for the three months ended
                      September 30, 1996 and 1995 (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

         Notes to Condensed Consolidated Financial
                      Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6


                                               PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                                CELEBRITY, INC.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                          ASSETS                                 September 30,                June 30,
                                                                     1996                       1996
                                                                --------------               ----------
 Current assets:

          Cash                                                   $        671               $     1,166

          Accounts receivable, net                                     19,296                    14,919

          Inventories                                                  31,687                    33,279

          Other current assets                                          4,880                     5,191
                                                                 ------------               -----------
 Total current assets                                                  56,534                    54,555

 Property, plant and equipment, net                                    11,705                    11,774

 Other assets                                                           6,945                     7,034
                                                                 ------------               -----------
          Total assets                                           $     75,184               $    73,363
                                                                 ============               ===========


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:

          Accounts payable                                       $      7,348               $     8,662

          Accrued expenses                                              5,352                     4,134

          Current portion of notes payable                              1,484                     2,420
                                                                 ------------               -----------
            Total current liabilities                                  14,184                    15,216

 Notes payable, net of current portion                                 33,453                    31,081
                                                                 ------------               -----------

            Total liabilities                                          47,637                    46,297
                                                                 ------------               -----------
 Redeemable common stock                                                  350                       350

 Shareholders' equity:

          Common stock                                                     63                        63

          Paid-in capital                                              22,178                    22,178

          Subscriptions receivable                                       (458)                     (461)

          Retained earnings                                             5,777                     5,292

          Treasury stock                                                 (350)                     (350)

          Cumulative translation adjustment                               (13)                       (6)
                                                                 ------------               -----------

          Total shareholders' equity                                   27,197                    26,716
                                                                 ------------               -----------

          Total liabilities, redeemable common stock
          and shareholder's equity                               $     75,184               $    73,363
                                                                 ============               ===========


     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                  Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                            Three Months
                                                                         Ended September 30,
                                                                -------------------------------------
                                                                   1996                        1995
                                                                ----------                  ---------
 Net sales                                                      $   31,447                  $  35,933
                                                                ----------                  ---------
 Costs and operating expenses:

          Cost of goods sold                                        23,184                     27,006

          Selling                                                    1,411                      1,666

          General and administrative                                 4,992                      4,615

          Depreciation and amortization                                596                        461
                                                                ----------                  ---------
                                                                    30,183                     33,748
                                                                ----------                  ---------
 Operating income                                                    1,264                      2,185

 Interest expense, net                                                (851)                      (922)

 Other, net                                                              5                          6
                                                                ----------                  ---------
 Income before income taxes                                            418                      1,269

 Provision (benefit) for income taxes                                  (67)                       256
                                                                ----------                  ---------
 Net income                                                     $      485                  $   1,013
                                                                ==========                  =========

 Earnings per share                                             $      .08                  $     .16
                                                                ==========                  =========
 Weighted average common and common  equivalent shares
     outstanding                                                     6,311                      6,374
                                                                ==========                  =========



  See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                 Three Months
                                                                             Ended September 30,
                                                                         ----------------------------------
                                                                             1996                    1995
                                                                         -----------              ----------
  Operating activities:
          Net Income                                                      $      485              $    1,013

          Adjustments to reconcile net income to net cash provided by (used in) operations:

              Depreciation and amortization                                      596                     461

              Deferred income taxes                                             (190)                    (27)

          Changes in operating assets and liabilities:

              Accounts receivable                                             (4,377)                 (8,493)

              Inventory                                                        1,592
                                                                                                        (127)

              Other current assets                                               501                     457

              Accounts payable and accrued expenses                             (208)                  2,458
                                                                         -----------              ----------

              Net cash used in operating activities                           (1,601)                 (4,258)
                                                                         -----------              ----------

  Investing activities:

          Additions to property and equipment                                   (326)                   (435)
                                                                         -----------              ----------

              Net cash used in investing activities                             (326)                   (435)
                                                                         -----------              ----------
  Financing activities:

          Payment on notes payable                                              (936)                 (1,660)

          Net proceeds under lines of credit                                   2,365                   5,682

          Payments on subscriptions receivable                                     3                      83

          Redemption of common stock                                                                    (175)
                                                                         -----------              ----------
              Net cash provided by financing activities                        1,432                   3,930
                                                                         -----------              ----------

  Decrease in cash                                                              (495)                   (763)

  Cash and cash equivalents, beginning of period                               1,166                   1,921
                                                                         -----------              ----------

  Cash and cash equivalents, end of period                               $       671                   1,158
                                                                         ===========              ==========


  See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       THE BUSINESS AND BASIS OF PRESENTATION

Description of Business

         Celebrity, Inc. ("Celebrity" or the "Company") is a supplier of high quality artificial flowers, foliage, flowering bushes, and other decorative accessories to craft store chains and other retailers and to wholesale florists throughout North America and Europe. Celebrity imports and/or produces approximately 9,000 home accent, decorative accessory and giftware items, including artificial floral arrangements, floor planters and trees, a wide range of decorative brass and textile products and a broad line of seasonal items such as Christmas trees, wreaths, garlands and other ornamental products.

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

         The accompanying financial statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

2.       INVENTORY

         The composition of inventories at September 30, 1996, and June 30, 1996 is as follows:

                                                      September 30,                      June 30,
                                                           1996                            1996
                                                        ---------                        ---------
                    Raw materials                       $   7,952                        $   6,165

                    Finished goods                         23,735                           27,114
                                                        ---------                        ---------
                                                        $  31,687                        $  33,279
                                                        =========                        =========

3.       REDEEMABLE COMMON STOCK

         In October 1996 the Company repurchased 13,461 shares of Celebrity common stock ("Common Stock") for an aggregate consideration of $175,000. The repurchase was pursuant to certain put options issued in connection with the Magicsilk acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of Celebrity. The actual results of Celebrity could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation (i) changes in customer demand for the Company's products at the retail level, (ii) trends in the retail and wholesale decorative accessories industries, (iii) inventory risks attributable to possible changes in customer demand, compounded by extended lead times in ordering the Company's products from overseas suppliers and the Company's strategy of maintaining a high merchandise in stock percentage, (iv) the effects of economic conditions, (v) supply and/or shipment constraints or difficulties, (vi) the impact of competitors' pricing, (vii) the effects of the Company's accounting policies, (viii) changes in foreign trade regulations, including changes in duty rates, possible trade sanctions, import quotas and other restrictions imposed by U.S. and foreign governments and (ix) other risks detailed in the Company's Securities and Exchange Commission filings. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used herein, the words "believes", "expects", "plans" and similar expressions as they relate to the Company or its management generally are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth certain items in the consolidated statements of income of Celebrity expressed as a percentage of net sales for the periods indicated:

                                                                                THREE MONTHS
                                                                                    ENDED
                                                                                 SEPTEMBER 30,
                                                                          --------------------------
                                                                          1996                1995
                                                                          ------               -----
               Net sales                                                   100%                 100%
                                                                          ------               -----
               Costs and operating expenses:

                     Cost of goods sold                                     74%                 75%

                     Selling                                                 4%                  5%

                     General and administrative                             16%                 13%

                     Depreciation and amortization                           2%                  1%
                                                                          ------               -----
                                                                            96%                 94%
                                                                          ------               -----
               Operating income                                              4%                  6%

               Interest expense, net                                        (3)%                (3)%
                                                                          ------               -----
               Income before income taxes                                    1%                  3%

               Provision (benefit) for income taxes                         (1)%                 1%
                                                                          ------               -----
               Net income                                                    2%                  2%
                                                                          ======               =====


THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales decreased 12% from $35.9 million in fiscal 1996 to $31.4 million in fiscal 1997. The decrease was primarily attributable to a decrease in sales to existing customers.

         Cost of goods sold decreased from $27.0 million in fiscal 1996 to $23.2 million in fiscal 1997. The decrease was primarily attributable to the lower sales volume in fiscal 1997. Cost of goods sold decreased as a percentage of net sales from 75% in fiscal 1996 to 74% in fiscal 1997. The increase in gross margin was primarily attributable to a change in product mix and the fact that direct shipment sales represented a lower percentage of net sales in fiscal 1997 than fiscal 1996. Direct shipment sales are those for which products are shipped directly from Celebrity Hong Kong to the customers and generally consist of large orders with lower gross profit margins but also lower selling, general and administrative costs.

         Selling expenses decreased from $1.7 million, or 5% of net sales, in fiscal 1996 to $1.4 million, or 4% of net sales, in fiscal 1997. The decrease was attributable to the lower sales volume, lower salaries and commissions, and lower catalog and trade show costs.

         General and administrative expenses increased from $4.6 million in fiscal 1996 to $5.0 million in fiscal 1997. The increase was primarily attributable to the fact that direct shipment sales represented a lower percentage of net sales in fiscal 1997 than fiscal 1996. General and administrative expenses increased as a percentage of net sales from 13% in fiscal 1996 to 16% in fiscal 1997 as a result of (i) the lower sales volume,
(ii) the fact that direct shipment sales represented a lower percentage of net sales in fiscal 1997 than fiscal 1996 and (iii) higher facility costs, including rent, utilities and labor, resulting from higher average inventory levels carried by the Company during fiscal 1996 and into the first quarter of fiscal 1997.

         Depreciation and amortization expense increased from $461,000 in fiscal 1996 to $596,000, in fiscal 1997, primarily as a result of (i) additional building and equipment depreciation associated with the expansion of floral arrangement production facilities in Tyler,Texas and Encinitas, California and (ii) depreciation associated with a new computer system placed in service during fiscal 1996.

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

SEASONALITY

         Celebrity markets and distributes products for all seasons. The shipping period for each season is relatively long. When combined with shipments of basic merchandise that is sold all year, there has not been material seasonal or quarterly fluctuation in net sales or operating income.

LIQUIDITY AND CAPITAL RESOURCES

         Celebrity's sales and marketing strategy and the growth of its business have required a significantly increased investment in inventory. Additionally, the Company follows the industry practice of offering extended terms to qualified customers for sales of Christmas merchandise. These sales generally take place between the months of June and October on terms not requiring payment until December 1. The Company has traditionally relied on borrowings under its revolving line of credit and cash flows from operations to fund these and other working capital needs.

         The Company has a revolving line of credit in a maximum amount of $35.0 million. At September 30, 1996, the outstanding balance on this line of
credit was approximately $28.6   million.  Borrowing limits are based on
specified percentages of eligible accounts receivable and inventories. Based on such limits, the maximum amount the Company would have been eligible to borrow at September 30, 1996 was $29.0 million. Interest is charged monthly on the daily outstanding balance at the bank's prime rate of interest plus 1/2%. Interest on a maximum of $7.0 million of the amount borrowed may be fixed at LIBOR + 2% for periods ranging from 30 days to one year. Amounts borrowed under the line of credit are secured by accounts receivable and inventory of Celebrity and its wholly-owned subsidiaries, Magicsilk, Cluett and India Exotics, and by guarantees by Magicsilk, Cluett and India Exotics. The line of credit expires in March 1998.

         Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers within ten days after the manufacturers deliver products in Hong Kong for export. The Company believes that its practice of making prompt payments has enhanced its relationships with manufacturers. Celebrity Hong Kong finances these cash payments through a credit facility with a Hong Kong bank. Generally, under the terms of this facility the bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong. The bank is reimbursed when payment for these shipments is received. Under the terms of the facility, the maximum aggregate amount of Celebrity Hong Kong export bills the bank is obligated to finance at any time is $5.8 million. At September 30, 1996, export bills of Celebrity Hong Kong aggregating $5.3 million were being financed by the bank. All of these bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation.

         The Company utilizes its existing management information systems to monitor the turnover and rate of sale of inventory. Additionally, its credit department carefully monitors the credit status of each customer.

         The Company plans approximately $500,000 in capital expenditures in fiscal 1997, primarily in connection with the Company's continuing program to upgrade its management information systems.

         In October 1996, the Company repurchased 13,461 shares of Common Stock for an aggregate consideration of $175,000. This repurchase was pursuant to certain put options issued in connection with the Magicsilk acquisition. The holders of such put options have the right on one more occasion in September 1997 to put additional shares, with the Company's total remaining purchase obligation limited to $175,000. The Company does not currently plan to repurchase additional shares of Common Stock other than those it is required to purchase under such put options.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

 2.1 Asset Purchase Agreement dated June 16, 1992, among Registrant, Holdingflower, Inc., a Delaware corporation, Magicsilk, Inc., a Delaware corporation, and Magicsilk, Inc., a Texas corporation. (1)

 2.2 Asset Purchase Agreement dated February 7, 1995, among India Exotics, Inc., a Texas corporation, Registrant, India Exotics, Inc., a Missouri corporation, Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and the Surendra K. Khokha Revocable Trust, dated July 18, 1985. (7)

 3.1             Restated Articles of Incorporation of the Registrant. (1)

 3.2             Bylaws of the Registrant. (1)

 4.1             Specimen Common Stock Certificate. (1)

 4.2 Warrant Agreement dated June 16, 1992, between the Registrant and Magicsilk, Inc. (1)

10.1 Loan Agreement dated March 21, 1994, between Registrant and NationsBank of Texas, N.A. (3)

10.2 Amendment to Loan Agreement dated December 21, 1994, between Registrant and NationsBank of Texas, N.A. (7)

10.3 Second Amendment to Loan Agreement dated March 20, 1995, between Registrant and NationsBank of Texas, N.A. (8)

10.4 Third Amendment to Loan Agreement dated February 9, 1996, between Registrant and NationsBank of Texas, N.A. (12)

10.5 Fourth Amendment and Modification Agreement dated May 15, 1996, between Registrant and NationsBank of Texas, N.A. (14)

10.6 Fifth Amendment and Modification Agreement dated September 30, 1996, between Registrant and NationsBank of Texas, N.A. (14)

10.7 Modification of Note and Deed of Trust dated December 21, 1994, between Registrant and NationsBank of Texas, N.A. (7)

10.8 Modification of Promissory Note and Deed of Trust dated March 20, 1995, between Registrant and NationsBank of Texas, N.A.
                 (8)

10.9 Guaranty dated March 21, 1994, executed by The Cluett Corporation in favor of NationsBank of Texas, N.A. (3)

10.10 Guaranty dated March 21, 1994, executed by Magicsilk, Inc. in favor of NationsBank of Texas, N.A. (3)

10.11 Guaranty dated March 21, 1994, executed by Star Wholesale Florist, Inc. in favor of NationsBank of Texas, N.A. (3)

10.12 Guaranty dated February 7, 1995, executed by India Exotics, Inc. in favor of NationsBank of Texas, N.A. (8)

10.13 Modification and Amendment of Note and Restatement of Deed of Trust (Tract A) dated March 21, 1994, executed by Registrant and NationsBank of Texas, N.A. (3)

10.14 Transfer of Lien dated March 21, 1994, executed by Tyler Bank and Trust, N.A. in favor of NationsBank of Texas, N.A. (3)

10.15 $2,290,409.98 Promissory Note dated March 21, 1994, signed by Registrant and payable to the order of NationsBank of Texas, N.A. (3)

10.16 Commercial Loans Deed of Trust, Assignment, Security Agreement and Financing Statement (Future Advances) dated March 21, 1994, executed by Registrant in favor of Michael F. Hord, Trustee for the benefit of NationsBank of Texas, N.A. (3)

10.17 $1,800,000 Promissory Note (Winston-Salem, N.C.) dated March 21, 1994, signed by Registrant and payable to the order of NationsBank of Texas, N.A. (3)

10.18 Commercial Loans Deed of Trust, Assignment, Security Agreement and Financing Statement (Future Advances) dated March 20, 1994, executed by Registrant in favor of NationsBank of Texas, N.A. (3)

10.19 Loan Agreement dated May 10, 1993, among Registrant, Magicsilk, Inc. and National Canada Finance Corp. (4)

10.20 First Amendment to Loan Agreement dated July 27, 1993, among Registrant, Magicsilk, Inc. and National Canada Finance Corp.
                 (5)

10.21 Second Amendment to Loan Agreement dated effective as of November 17, 1993, among Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp. (6)

10.22 Third Amendment to Loan Agreement dated effective as of March 18, 1994, among Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp. (3)

10.23 Fourth Amendment to Loan Agreement dated effective as of November 4, 1994, among Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp. (7)

10.24 Fifth Amendment to Loan Agreement dated effective as of February 3, 1995, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp. (7)

10.25 Sixth Amendment to Loan Agreement dated effective as of March 14, 1995, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp. (8)

10.26 Seventh Amendment to Loan Agreement dated effective as of August 4, 1995, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp. (10)

10.27 Promissory Note dated August 4, 1995, executed by Registrant, Magicsilk, Inc., The Cluett Corporation and India Exotics, Inc. in the principal amount of $35,000,000 payable to the order of National Canada Finance Corp. (10)

10.28 Security Agreement dated May 10, 1993, among Registrant, Magicsilk, Inc. and National Canada Finance Corp. (5)

10.29 Security Agreement dated November 17, 1993, between The Cluett Corporation and National Canada Finance Corp. (6)

10.30 Security Agreement dated February 3, 1995, between India Exotics, Inc. and National Canada Finance Corp. (7)

10.31 Subordination Agreement dated July 14, 1992, among National Canada Finance Corp., TBK Partners, L.P., ML-Lee Acquisition Fund, L.P., The Bank of New York Commercial Corporation, Registrant and Magicsilk, Inc. (1)

10.32 Letter agreement dated August 16, 1995, setting forth the terms of a banking facility between Celebrity Exports International Limited and The Hongkong and Shanghai Banking Corporation Limited. (11)

10.33 General Security Agreement Relating to Goods, dated April 30, 1984, between Celebrity Exports International Limited and The Hongkong and Shanghai Banking Corporation Limited. (1)

10.34 Form of Guarantee by Limited Company executed by Registrant in favor of the Hongkong and Shanghai Banking Corporation Limited. (11)

10.35 Commitment of Celebrity Exports International Limited to maintain a net worth of HK$30,000,000. (11)

10.36 Employment Agreement dated November 17, 1993, between The Cluett Corporation and Robert C. Welles, Jr. (2)

10.37 Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Surendra Khokha. (7)

10.38 Letter Agreement dated June 20, 1996, amending the Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Surendra Khokha. (13)

10.39 Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Meena Khokha. (7)

10.40 Letter Agreement dated June 20, 1996, amending the Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Meena Khokha. (13)

10.41 Noncompetition Agreement dated November 17, 1993, between Registrant and James N. Gammill, III. (2)

10.42 Noncompetition Agreement dated February 7, 1995, among India Exotics, Inc., Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and Meena Khokha. (7)

10.43 Promissory Note of India Exotics, Inc., a Texas corporation, guaranteed by Registrant, dated February 7, 1995, payable to the order of India Exotics, Inc., a Missouri corporation. (7)

10.44 First Amendment to Promissory Note dated June 20, 1996, amending the Promissory Note of India Exotics, Inc., a Texas corporation, guaranteed by Registrant, dated February 7, 1995, payable to the order of India Exotics, Inc., a Missouri corporation. (13)

10.45 Promissory Note of India Exotics, Inc., a Missouri corporation, guaranteed by Registrant, dated February 7, 1995, in the principal amount of $1,800,000 payable to the order of Surendra Khokha and his successors, trustees of the Surendra
                 K. Khokha Revocable Trust, dated July 18, 1985. (7)

10.46            Form of Indemnity Agreement. (1)

10.47            Amended and Restated 1992 Stock Option Plan. (3)

10.48            Amended and Restated 1993 Employee Stock Purchase Plan. (7)

10.49            1997 Employee Bonus Plan. (13)

27.1             Financial Data Schedule. (14)

(b)      Reports on Form 8-K:

         None.


_____________________
(1) Previously filed as an exhibit to Registration Statement No. 33-51820 on Form S-1 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 17, 1993, as amended, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993, as amended, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, as amended, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(11) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.
(12) Previously filed as an exhibit to the Registrants's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
(13) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated herein by reference.
(14)     Filed herewith.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CELEBRITY, INC.



Dated:  November 14, 1996         By   /s/ Robert H. Patterson, Jr.
                                    ------------------------------------------
                                       Robert H. Patterson, Jr.,
                                       Chief Executive Officer



Dated:  November 14, 1996         By   /s/ James R. Thompson
                                    ------------------------------------------
                                       James R. Thompson, Vice President -
                                       Finance

                                 EXHIBIT INDEX

Exhibit
Number                                        Description of Exhibit                                    Page
------                                        ----------------------                                    ----
 2.1          Asset Purchase Agreement dated June 16, 1992, among Registrant, Holdingflower, Inc., a Delaware corporation, Magicsilk, Inc., a Delaware corporation, and Magicsilk,
              Inc., a Texas corporation. (1)

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

 3.1          Restated Articles of Incorporation of the Registrant. (1)

 3.2          Bylaws of the Registrant. (1)

 4.1          Specimen Common Stock Certificate. (1)

 4.2          Warrant Agreement dated June 16, 1992, between the Registrant and Magicsilk, Inc.
              (1)

10.1          Loan Agreement dated March 21, 1994, between Registrant and NationsBank of Texas,
              N.A. (3)

10.2          Amendment to Loan Agreement dated December 21, 1994, between Registrant and
              NationsBank of Texas, N.A. (7)

10.3          Second Amendment to Loan Agreement dated March 20, 1995, between Registrant and
              NationsBank of Texas, N.A. (8)

10.4          Third Amendment to Loan Agreement dated February 9, 1996, between Registrant and
              NationsBank of Texas, N.A. (12)

10.5          Fourth Amendment and Modification Agreement dated May 15, 1996, between Registrant and NationsBank of Texas, N.A. (14)

10.6          Fifth Amendment and Modification Agreement dated September 30, 1996, between
              Registrant and NationsBank of Texas, N.A. (14)

10.7          Modification of Note and Deed of Trust dated December 21, 1994, between Registrant and NationsBank of Texas, N.A. (7)

10.8          Modification of Promissory Note and Deed of Trust dated March 20, 1995, between
              Registrant and NationsBank of Texas, N.A. (8)

10.9          Guaranty dated March 21, 1994, executed by The Cluett Corporation in favor of
              NationsBank of Texas, N.A. (3)

10.10         Guaranty dated March 21, 1994, executed by Magicsilk, Inc. in favor of NationsBank of Texas, N.A. (3)

10.11         Guaranty dated March 21, 1994, executed by Star Wholesale Florist, Inc. in favor of
              NationsBank of Texas, N.A. (3)

Exhibit
Number                                        Description of Exhibit                                    Page
------                                        ----------------------                                    ----
10.12         Guaranty dated February 7, 1995, executed by India Exotics, Inc. in favor of
              NationsBank of Texas, N.A. (8)

10.13         Modification and Amendment of Note and Restatement of Deed of Trust (Tract A) dated
              March 21, 1994, executed by Registrant and NationsBank of Texas, N.A. (3)

10.14         Transfer of Lien dated March 21, 1994, executed by Tyler Bank and Trust, N.A. in favor of NationsBank of Texas, N.A. (3)

10.15         $2,290,409.98 Promissory Note dated March 21, 1994, signed by Registrant and payable to the order of NationsBank of Texas, N.A. (3)

10.16         Commercial Loans Deed of Trust, Assignment, Security Agreement and Financing
              Statement (Future Advances) dated March 21, 1994, executed by Registrant in favor of
              Michael F. Hord, Trustee for the benefit of NationsBank of Texas, N.A. (3)

10.17         $1,800,000 Promissory Note (Winston-Salem, N.C.) dated March 21, 1994, signed by
              Registrant and payable to the order of NationsBank of Texas, N.A. (3)

10.18         Commercial Loans Deed of Trust, Assignment, Security Agreement and Financing
              Statement (Future Advances) dated March 20, 1994, executed by Registrant in favor of
              NationsBank of Texas, N.A. (3)

10.19         Loan Agreement dated May 10, 1993, among Registrant, Magicsilk, Inc. and National
              Canada Finance Corp. (4)

10.20         First Amendment to Loan Agreement dated July 27, 1993, among Registrant, Magicsilk,
              Inc. and National Canada Finance Corp. (5)

10.21         Second Amendment to Loan Agreement dated effective as of November 17, 1993, among
              Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance
              Corp. (6)

10.22         Third Amendment to Loan Agreement dated effective as of March 18, 1994, among
              Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance
              Corp. (3)

10.23         Fourth Amendment to Loan Agreement dated effective as of November 4, 1994, among
              Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance
              Corp. (7)

10.24         Fifth Amendment to Loan Agreement dated effective as of February 3, 1995, among
              Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and
              National Canada Finance Corp. (7)

10.25         Sixth Amendment to Loan Agreement dated effective as of March 14, 1995, among
              Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and
              National Canada Finance Corp. (8)

Exhibit
Number                                        Description of Exhibit                                    Page
------                                        ----------------------                                    ----

10.26         Seventh Amendment to Loan Agreement dated effective as of August 4, 1995, among
              Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and
              National Canada Finance Corp. (10)

10.27         Promissory Note dated August 4, 1995, executed by Registrant, Magicsilk, Inc., The
              Cluett Corporation and India Exotics, Inc. in the principal amount of $35,000,000 payable to the order of National Canada Finance Corp. (10)

10.28         Security Agreement dated May 10, 1993, among Registrant, Magicsilk, Inc. and
              National Canada Finance Corp. (5)

10.29         Security Agreement dated November 17, 1993, between The Cluett Corporation and
              National Canada Finance Corp. (6)

10.30         Security Agreement dated February 3, 1995, between India Exotics, Inc. and National
              Canada Finance Corp. (7)

10.31         Subordination Agreement dated July 14, 1992, among National Canada Finance Corp.,
              TBK Partners, L.P., ML-Lee Acquisition Fund, L.P., The Bank of New York Commercial
              Corporation, Registrant and Magicsilk, Inc. (1)

10.32         Letter agreement dated August 16, 1995, setting forth the terms as a banking facility between Celebrity Exports International Limited and The Hongkong and
              Shanghai Banking Corporation Limited. (11)

10.33         General Security Agreement Relating to Goods, dated April 30, 1984, between
              Celebrity Exports International Limited and The Hongkong and Shanghai Banking
              Corporation Limited. (1)

10.34         Form of Guarantee by Limited Company executed by Registrant in favor of the Hongkong and Shanghai Banking Corporation Limited. (11)

10.35         Commitment of Celebrity Exports International Limited to maintain a net worth of
              HK$30,000,000. (11)

10.36         Employment Agreement dated November 17, 1993, between The Cluett Corporation and
              Robert C. Welles, Jr. (2)

10.37         Employment Agreement dated February 7, 1995, between India Exotics, Inc. and
              Surendra Khokha. (7)

10.38         Letter Agreement dated June 20, 1996, amending the Employment Agreement dated
              February 7, 1995, between India Exotics, Inc. and Surendra Khokha. (13)

10.39         Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Meena
              Khokha. (7)

10.40         Letter Agreement dated June 20, 1996, amending the Employment Agreement dated
              February 7, 1995, between India Exotics, Inc. and Meena Khokha. (13)

Exhibit
Number                                        Description of Exhibit                                    Page
------                                        ----------------------                                    ----
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

10.44         First Amendment to Promissory Note dated June 20, 1996, amending the Promissory Note of India Exotics, Inc., a Texas corporation, guaranteed by Registrant, dated
              February 7, 1995, payable to the order of India Exotics, Inc., a Missouri corporation. (13)

10.45         Promissory Note of India Exotics, Inc., a Missouri corporation, guaranteed by
              Registrant, dated February 7, 1995, in the principal amount of $1,800,000 payable to the order of Surendra Khokha and his successors, trustees of the Surendra K. Khokha
              Revocable Trust, dated July 18, 1985. (7)

10.46         Form of Indemnity Agreement. (1)

10.47         Amended and Restated 1992 Stock Option Plan. (3)

10.48         Amended and Restated 1993 Employee Stock Purchase Plan. (7)

10.49         1997 Employee Bonus Plan. (13)

27.1          Financial Data Schedule. (14)



_____________________
(1) Previously filed as an exhibit to Registration Statement No. 33-51820 on Form S-1 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 17, 1993, as amended, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993, as amended, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, as amended, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.

(10) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(11) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.
(12) Previously filed as an exhibit to the Registrants's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
(13) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated herein by reference.
(14)     Filed herewith.