Form 10-Q
period 1996-12-31
CELEBRITY INC
filed 1997-02-14
CIK 891422

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ]
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

[   ]
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                -----    -----

                          Commission File No. 0-20802


                                CELEBRITY, INC.
             (Exact name of registrant as specified in its charter)

             Texas                                             75-1289223
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
The registrant had 6,309,602 shares of Common Stock, par value $.01 per share, outstanding as of February 10, 1997.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                      Page
                                                                                   ----
         Condensed Consolidated Balance Sheets at
                      December 31, 1996 and June 30, 1996
                      (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . 2

         Condensed Consolidated Statements of Income
                      for the three months ended
                      December 31, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . 3

         Condensed Consolidated Statements of Income
                      for the six months ended
                      December 31, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . 4

         Condensed Consolidated Statements of Cash
                      Flows for the six months ended
                      December 31, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . 5

         Notes to Condensed Consolidated Financial
                      Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . 7


                         PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . .  13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . .  14

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                         PART I - FINANCIAL INFORMATION


                                CELEBRITY, INC.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                          ASSETS                                  December 31,               June 30,
                                                                      1996                     1996
                                                                ---------------             ----------
 Current assets:

         Cash                                                    $        326               $    1,166

         Accounts receivable, net                                      17,127                   14,919

         Inventories                                                   30,446                   33,279

         Other current assets                                           5,876                    5,191
                                                                 ------------               ----------
 Total current assets                                                  53,775                   54,555

 Property, plant and equipment, net                                    11,389                   11,774

 Other assets                                                           6,601                    7,034
                                                                 ------------               ----------

         Total assets                                            $     71,765               $   73,363
                                                                 ============               ==========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:

         Accounts payable                                        $      7,908               $    8,662

         Accrued expenses                                               5,139                    4,134

         Current portion of notes payable                               1,484                    2,420
                                                                 ------------               ----------
            Total current liabilities                                  14,531                   15,216

 Notes payable, net of current portion                                 29,256                   31,081
                                                                 ------------               ----------
         Total liabilities                                             43,787                   46,297
                                                                 ------------               ----------
 Redeemable common stock                                                  175                      350

 Shareholders' equity:

         Common stock                                                      63                       63

         Paid-in capital                                               22,353                   22,178

         Subscriptions receivable                                        (452)                    (461)

         Retained earnings                                              6,378                    5,292

         Treasury stock                                                  (525)                    (350)

         Cumulative translation adjustment                                (14)                      (6)
                                                                 ------------               ----------
         Total shareholders' equity                                    27,803                   26,716
                                                                 ------------               ----------
         Total liabilities, redeemable common stock and
            shareholder's equity                                 $     71,765               $   73,363
                                                                 ============               ==========

     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                  Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                    Three Months
                                                                 Ended December 31,
                                                    ------------------------------------------
                                                          1996                       1995
                                                    ---------------             --------------
 Net sales                                          $        34,652             $       27,307
                                                    ---------------             --------------

 Costs and operating expenses:

         Cost of goods sold                                  26,650                     20,260

         Selling                                              1,459                      1,078

         General and administrative                           4,345                      4,583

         Depreciation and amortization                          587                        496
                                                    ---------------             --------------

                                                             33,041                     26,417
                                                    ---------------             --------------

 Operating income                                             1,611                        890

 Interest expense, net                                         (917)                    (1,012)

 Other, net                                                      13                         49
                                                    ---------------             --------------

 Income (loss) before income taxes                              707                        (73)

 Provision (benefit) for income taxes                           106                       (191)
                                                    ---------------             --------------

 Net income                                         $           601             $          118
                                                    ===============             ==============


 Earnings per share                                 $           .10             $          .02
                                                    ===============             ==============



 Weighted average common and common
         equivalent shares outstanding                        6,310                      6,326
                                                    ===============             ==============


     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                  Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                   Six Months
                                                               Ended December 31,
                                                      ----------------------------------
                                                         1996                     1995
                                                      ---------                ---------
 Net sales                                            $  66,099                $  63,240
                                                      ---------                ---------
 Costs and operating expenses:

         Cost of goods sold                              49,834                   47,266

         Selling                                          2,870                    2,744

         General and administrative                       9,337                    9,198

         Depreciation and amortization                    1,183                      957
                                                      ---------                ---------
                                                         63,224                   60,165
                                                      ---------                ---------
 Operating income                                         2,875                    3,075

 Interest expense, net                                   (1,768)                  (1,934)

 Other, net                                                  18                       55
                                                      ---------                ---------
 Income before income taxes                               1,125                    1,196

 Provision for income taxes                                  39                       65
                                                      ---------                ---------
 Net income                                           $   1,086                $   1,131
                                                      =========                =========

 Earnings per share                                   $     .17                $     .18
                                                      =========                =========

 Weighted average common and common
         equivalent shares outstanding                    6,310                    6,374
                                                      =========                =========


     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                  Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                      Six Months
                                                                  Ended December 31,
                                                           -------------------------------
                                                               1996                 1995
                                                           ----------           ----------
 Operating activities:

         Net income                                        $    1,086           $     1,131


         Adjustments to reconcile net income to net cash provided by (used in) operations:

            Depreciation and amortization                       1,183                  957

            Deferred income taxes                                (291)                 (99)

         Changes in operating assets and liabilities:

            Accounts receivable                                (2,208)              (2,483)

            Inventory                                           2,833                 (883)

            Other current assets                                  (46)                 141

            Accounts payable and accrued expenses                  82               (2,941)
                                                           ----------           ----------

                 Net cash provided by (used in) operating
                    activities                                  2,639               (4,177)
                                                           ----------           ----------
         Investing activities:

            Additions to property and equipment                  (553)                (945)
                                                           ----------           -----------
                 Net cash used in investing activities           (553)                (945)
                                                           ----------           ----------

         Financing activities:

            Payments on notes payable                          (1,623)              (1,922)

            Net proceeds (payments) under lines of             (1,138)               5,945
            credit

            Proceeds on subscriptions receivable                   10                   87

            Redemption of common stock                           (175)                (175)
                                                           ----------           ----------

                 Net cash provided by (used in) financing
                    activities                                 (2,926)               3,935
                                                           ----------           ----------

         Decrease in cash                                        (840)              (1,187)

         Cash and cash equivalents, beginning of period         1,166                1,921
                                                           ----------           ----------

         Cash and cash equivalents, end of period          $      326           $      734
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

         The accompanying Condensed Consolidated Financial Statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

2.       INVENTORY

         The composition of inventories at December 31, 1996, and June 30, 1996 is as follows:

                                                         December 31,                   June 30,
                                                             1996                         1996
                                                      ------------------           ------------------
                    Raw materials                     $            7,509           $            6,165
                    Finished goods                                22,937                       27,114
                                                      ------------------           ------------------

                                                      $           30,446           $           33,279
                                                      ==================           ==================

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

RESULTS OF OPERATIONS

         The following table sets forth certain items in the condensed consolidated statements of income of Celebrity expressed as a percentage of net sales for the periods indicated:

                                                       THREE MONTHS                         SIX MONTHS
                                                          ENDED                               ENDED
                                                       DECEMBER 31,                        DECEMBER 31,
                                                ---------------------------        ----------------------------
                                                  1996              1995              1996             1995
                                                -----------      ----------        ----------       -----------
 Net sales                                        100%              100%              100%             100%
                                                  ---               ---               ---              ---
 Costs and operating expenses:

   Cost of goods sold                              77%               74%              75%              75%

   Selling expenses                                 4%                4%               4%               4%

   General and administrative
      expenses                                     13%               17%              14%              15%

   Depreciation and amortization                    2%                2%               2%               1%
                                                  ---               ---              ---              ---

 Total expenses                                    96%               97%              95%              95%
                                                  ---               ---              ---              ---

 Operating income                                   4%                3%               5%               5%

 Interest expense, net                             (2)%              (4)%             (3)%             (3)%
                                                  ---               ---              ---              ---

 Income (loss) before income taxes                  2%               (1)%              2%               2%

 Income tax provision (benefit)                     0%               (1)%              0%               0%
                                                  ---               ---              ---              ---

 Net income                                         2%                0%               2%               2%
                                                  ===               ===              ===              ===


THREE MONTHS ENDED DECEMBER 31, 1996, COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995

         Net sales increased 27% from $27.3 million in fiscal 1996 to $34.7 million in fiscal 1997. The increase was primarily attributable to an increase in sales to existing customers.

         Cost of goods sold increased from $20.3 million in fiscal 1996 to $26.7 million in fiscal 1997. The increase was primarily attributable to the higher sales volume in fiscal 1997. Cost of goods sold increased as a percentage of net sales from 74% in fiscal 1996 to 77% in fiscal 1997. The decrease in gross margin was primarily attributable to sales of merchandise at reduced margins in conjunction with the Company's inventory reduction program and the fact that direct shipment sales represented a higher percentage of net sales in fiscal 1997 than in fiscal 1996. Direct shipment sales are those for which products are shipped directly from

Celebrity Hong Kong to the customers and generally consist of large orders with lower gross profit margins but also lower selling, general and administrative costs. The Company expects gross margins to remain at levels that are lower than those reported for comparable quarters last fiscal year due to the continuance of the inventory reduction program, which the Company believes will be substantially complete by the end of the third quarter of fiscal 1997, and the fact that direct shipment sales are expected to account for a higher percentage of net sales in fiscal 1997 than in fiscal 1996. However, management expects the decrease in gross margin to be partially offset by higher sales volume.

         Selling expenses increased from $1.1 million in fiscal 1996 to $1.5 million in fiscal 1997. The increase was attributable to the higher sales volume, which resulted in higher salaries, commissions and travel costs. Selling expenses as a percentage of net sales remained unchanged at 4% in both fiscal 1997 and fiscal 1996.

         General and administrative expenses decreased from $4.6 million, or 17% of net sales, in fiscal 1996 to $4.3 million, or 13% of net sales, in fiscal 1997. The decrease was attributable to the fact that direct shipment sales represented a higher percentage of net sales in fiscal 1997 than in fiscal 1996. General and administrative expenses decreased as a percentage of net sales as a result of (i) the fact that direct shipment sales represented a higher percentage of net sales in fiscal 1997 than in fiscal 1996 and (ii) lower facility costs, including rent, utilities and labor, resulting from lower average inventory levels carried by the Company during fiscal 1997 due to the higher sales volume and the Company's inventory reduction program.

         Depreciation and amortization expense increased from $496,000 in fiscal 1996 to $587,000 in fiscal 1997, primarily as a result of (i) additional building and equipment depreciation associated with the expansion of floral arrangement production facilities in Tyler, Texas and Encinitas, California and
(ii) depreciation associated with a new computer system placed in service during fiscal 1996.

SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1995

         Net sales increased 5% from $63.2 million in fiscal 1996 to $66.1 million in fiscal 1997. The increase was primarily attributable to an increase in sales to existing customers.

         Cost of goods sold increased from $47.3 million in fiscal 1996 to $49.8 million in fiscal 1997. The increase was attributable to the higher sales volume in fiscal 1997. Cost of goods sold as a percentage of net sales remained unchanged at 75% in both fiscal 1996 and 1997. Direct shipment sales represented a higher percentage of net sales in fiscal 1997 than in fiscal 1996. The decline in gross margin that typically occurs with this change in sales mix was partially offset by sales of higher margin plan-o-gram items that the Company did not have last year.

         Selling expenses increased from $2.7 million in fiscal 1996 to $2.9 million in fiscal 1997. The increase was attributable to the higher sales volume in fiscal 1997. Selling expenses as a percentage of net sales remained unchanged at 4% in both fiscal 1996 and fiscal 1997.

         General and administrative expenses increased from $9.2 million, or 15% of net sales, in fiscal 1996 to $9.3 million, or 14% of net sales, in fiscal 1997. The increase was primarily attributable to the higher sales volume in fiscal 1997. General and administrative expenses decreased as percentage of net sales due to (i) the fact that direct shipment sales represented a higher percentage of net sales in fiscal 1997 than in fiscal 1996 and (ii) lower facility costs, including rent, utilities, labor and insurance resulting from lower average inventory carried by the Company during fiscal 1997 due to the higher sales volume and the Company's inventory reduction program.

         Depreciation and amortization increased from $1.0 million in fiscal 1996 to $1.2 million in fiscal 1997 primarily as a result of (i) additional building and equipment depreciation associated with the expansion of floral arrangement production facilities in Tyler, Texas and Encinitas, California and
(ii) depreciation associated with a new computer system placed in service during fiscal 1996. Depreciation and amortization will continue to increase as the Company proceeds with its program of updating its management information systems.

INFLATION

         The effect of inflation on operating costs has been minimal in recent years. Most of the Company's operating expenses are inflation sensitive, with increases in inflation generally resulting in increased costs of operation. The effect of inflation-driven cost increases on the Company's overall operating costs is not expected to be greater for the Company than for its competitors.

SEASONALITY

         Celebrity markets and distributes products for all seasons. The shipping period for each season is relatively long. When combined with shipments of basic merchandise that is sold all year, there has not been material seasonal or quarterly fluctuation in net sales or operating income.

LIQUIDITY AND CAPITAL RESOURCES

         Celebrity's sales and marketing strategy and the growth of its business have required a significantly increased investment in inventory. At the end of fiscal 1996, however, the Company adopted a strategy to reduce inventories, which were then $33.3 million. Inventories have since declined approximately $2.8 million to $30.4 million at December 31, 1996. Additionally, the Company follows the industry practice of offering extended terms to qualified customers for sales of Christmas merchandise. These sales generally take place between the months of June and October on terms not requiring payment until December 1. The Company has traditionally relied on borrowings under its revolving line of credit and cash flows from operations to fund these and other working capital needs.

         The Company has a revolving line of credit in a maximum amount of $35.0 million. At December 31, 1996, the outstanding balance on this line of credit was approximately $24.6 million. Borrowing limits are based on specified percentages of eligible accounts receivable and inventories. Based on such limits, the maximum amount the Company would have been eligible to borrow at December 31, 1996 was $24.8 million. Interest is charged monthly on the daily outstanding balance at the bank's prime rate of interest plus 1/2%. Interest on a maximum of $7.0 million of the amount borrowed may be fixed at LIBOR + 2% for periods ranging from 30 days to one year. Amounts borrowed under the line of credit are secured by accounts receivable and inventory of Celebrity and its wholly-owned subsidiaries, Magicsilk, Cluett and India Exotics, and by guarantees by Magicsilk, Cluett and India Exotics. The line of credit expires in March 1998.

         Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers within ten days after the manufacturers deliver products in Hong Kong for export. The Company believes that its practice of making prompt payments has enhanced its relationships with manufacturers. Celebrity Hong Kong finances these cash payments through a credit facility with a Hong Kong bank. Generally, under the terms of this facility the bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong. The bank is reimbursed when payment for these shipments is received. Under the terms of the facility, the maximum aggregate amount of Celebrity Hong Kong export bills the bank is obligated to finance at any time is $5.8 million. At December 31, 1996, export bills of Celebrity Hong Kong aggregating $5.7 million were being financed by the bank. All of these bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation.

         The Company utilizes its existing management information systems to monitor the turnover and rate of sale of inventory. Additionally, its credit department carefully monitors the credit status of each customer.

         The Company plans approximately $750,000 in capital expenditures in fiscal 1997, primarily in connection with the Company's continuing program to upgrade its management information systems.

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

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on December 2, 1996. The following are the results of certain matters voted upon at the meeting:

(a) With respect to the election of directors whose terms expired in 1996, shares were voted as follows:


                 Robert H.        Richard        B.D.        C.A.       Valerie Anne
               Patterson, Jr.      Yuen         Hunter      Langner         Mars
               --------------    ---------    ---------    ---------    ------------
 For              5,727,778      5,727,828    5,710,128    5,710,128     5,723,028

 Withheld            10,995         10,945       28,645       28,645        15,745
                  ---------      ---------    ---------    ---------     ---------
     Total        5,738,773      5,738,773    5,738,773    5,738,773     5,738,773
                  =========      =========    =========    =========     =========

(b) With respect to the ratification of the selection of Price Waterhouse LLP as the Company's independent auditors for the Company's 1997 fiscal year, shares were voted as follows:

         For  . . . . . . . . . . . . . . . . . . . . . . . .       5,704,063

         Against  . . . . . . . . . . . . . . . . . . . . . .           4,900

         Abstentions  . . . . . . . . . . . . . . . . . . . .          29,810
                                                                    ---------

             Total  . . . . . . . . . . . . . . . . . . . . .       5,738,773
                                                                    =========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

 2.1             Asset Purchase Agreement dated June 16, 1992, among Registrant, Holdingflower, Inc., a Delaware corporation, Magicsilk, Inc., a Delaware corporation, and Magicsilk, Inc., a Texas corporation. (1)

 2.2             Asset Purchase Agreement dated February 7, 1995, among India Exotics, Inc., a Texas corporation,
                 Registrant, India Exotics, Inc., a Missouri corporation, Surendra Khokha, Rajneesh Khokha, Asheesh
                 Khokha and the Surendra K. Khokha Revocable Trust, dated July 18, 1985. (6)

 3.1             Restated Articles of Incorporation of the Registrant. (1)

 3.2             Bylaws of the Registrant. (1)

 4.1             Specimen Common Stock Certificate. (1)

 4.2             Warrant Agreement dated June 16, 1992, between the Registrant and Magicsilk, Inc. (1)

10.1             Loan Agreement dated March 21, 1994, between Registrant and NationsBank of Texas, N.A. (2)

10.2             Amendment to Loan Agreement dated December 21, 1994, between Registrant and NationsBank of Texas, N.A.
                 (6)

10.3             Second Amendment to Loan Agreement dated March 20, 1995, between Registrant and NationsBank of Texas,
                 N.A. (7)

10.4             Third Amendment to Loan Agreement dated February 9, 1996, between Registrant and NationsBank of Texas,
                 N.A. (11)

10.5             Fourth Amendment and Modification Agreement dated May 15, 1996, between Registrant and NationsBank of
                 Texas, N.A. (13)

10.6             Fifth Amendment and Modification Agreement dated September 30, 1996, between Registrant and NationsBank of Texas, N.A. (13)

10.7             Modification of Note and Deed of Trust dated December 21, 1994, between Registrant and NationsBank of
                 Texas, N.A. (6)

10.8             Modification of Promissory Note and Deed of Trust dated March 20, 1995, between Registrant and
                 NationsBank of Texas, N.A. (7)

10.9             Guaranty dated March 21, 1994, executed by The Cluett Corporation in favor of NationsBank of Texas,
                 N.A. (2)

10.10            Guaranty dated March 21, 1994, executed by Magicsilk, Inc. in favor of NationsBank of Texas, N.A. (2)

10.11            Guaranty dated March 21, 1994, executed by Star Wholesale Florist, Inc. in favor of NationsBank of
                 Texas, N.A. (2)

10.12            Guaranty dated February 7, 1995, executed by India Exotics, Inc. in favor of NationsBank of Texas, N.A.
                 (7)

10.13            Modification and Amendment of Note and Restatement of Deed of Trust (Tract A) dated March 21, 1994, executed by Registrant and NationsBank of Texas, N.A. (2)

10.14            Transfer of Lien dated March 21, 1994, executed by Tyler Bank and Trust, N.A. in favor of NationsBank of Texas, N.A. (2)

10.15            $2,290,409.98 Promissory Note dated March 21, 1994, signed by Registrant and payable to the order of
                 NationsBank of Texas, N.A. (2)

10.16            Commercial Loans Deed of Trust, Assignment, Security Agreement and Financing Statement (Future
                 Advances) dated March 21, 1994, executed by Registrant in favor of Michael F. Hord, Trustee for the benefit of NationsBank of Texas, N.A. (2)

10.17            $1,800,000 Promissory Note (Winston-Salem, N.C.) dated March 21, 1994, signed by Registrant and payable to the order of NationsBank of Texas, N.A. (2)

10.18            Commercial Loans Deed of Trust, Assignment, Security Agreement and Financing Statement (Future
                 Advances) dated March 20, 1994, executed by Registrant in favor of NationsBank of Texas, N.A. (2)

10.19            Loan Agreement dated May 10, 1993, among Registrant, Magicsilk, Inc. and National Canada Finance Corp.
                 (3)

10.20            First Amendment to Loan Agreement dated July 27, 1993, among Registrant, Magicsilk, Inc. and National
                 Canada Finance Corp. (4)

10.21            Second Amendment to Loan Agreement dated effective as of November 17, 1993, among Registrant,
                 Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp. (5)

10.22            Third Amendment to Loan Agreement dated effective as of March 18, 1994, among Registrant, Magicsilk,
                 Inc., The Cluett Corporation and National Canada Finance Corp. (2)

10.23            Fourth Amendment to Loan Agreement dated effective as of November 4, 1994, among Registrant, Magicsilk,
                 Inc., The Cluett Corporation and National Canada Finance Corp. (6)

10.24            Fifth Amendment to Loan Agreement dated effective as of February 3, 1995, among Registrant, Magicsilk,
                 Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp. (6)

10.25            Sixth Amendment to Loan Agreement dated effective as of March 14, 1995, among Registrant, Magicsilk,
                 Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp. (7)

10.26            Seventh Amendment to Loan Agreement dated effective as of August 4, 1995, among Registrant, Magicsilk,
                 Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp. (9)

10.27            Promissory Note dated August 4, 1995, executed by Registrant, Magicsilk, Inc., The Cluett Corporation
                 and India Exotics, Inc. in the principal amount of $35,000,000 payable to the order of National Canada
                 Finance Corp. (9)

10.28            Security Agreement dated May 10, 1993, among Registrant, Magicsilk, Inc. and National Canada Finance
                 Corp. (4)

10.29            Security Agreement dated November 17, 1993, between The Cluett Corporation and National Canada Finance
                 Corp. (5)

10.30            Security Agreement dated February 3, 1995, between India Exotics, Inc. and National Canada Finance
                 Corp. (6)

10.31            Subordination Agreement dated July 14, 1992, among National Canada Finance Corp., TBK Partners, L.P.,
                 ML-Lee Acquisition Fund, L.P., The Bank of New York Commercial Corporation, Registrant and Magicsilk,
                 Inc. (1)

10.32            Letter agreement dated August 16, 1995, setting forth the terms of a banking facility between Celebrity
                 Exports International Limited and The Hongkong and Shanghai Banking Corporation Limited. (10)

10.33            General Security Agreement Relating to Goods, dated April 30, 1984, between Celebrity Exports
                 International Limited and The Hongkong and Shanghai Banking Corporation Limited. (1)

10.34            Form of Guarantee by Limited Company executed by Registrant in favor of the Hongkong and Shanghai
                 Banking Corporation Limited. (10)

10.35            Commitment of Celebrity Exports International Limited to maintain a net worth of HK$30,000,000. (10)

10.36            Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Surendra Khokha. (6)

10.37            Letter Agreement dated June 20, 1996, amending the Employment Agreement dated February 7, 1995, between
                 India Exotics, Inc. and Surendra Khokha. (12)

10.38            Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Meena Khokha. (6)

10.39            Letter Agreement dated June 20, 1996, amending the Employment Agreement dated February 7, 1995, between
                 India Exotics, Inc. and Meena Khokha. (12)

10.40            Noncompetition Agreement dated February 7, 1995, among India Exotics, Inc., Surendra Khokha, Rajneesh
                 Khokha, Asheesh Khokha and Meena Khokha. (6)

10.41            Promissory Note of India Exotics, Inc., a Texas corporation, guaranteed by Registrant, dated February
                 7, 1995, payable to the order of India Exotics, Inc., a Missouri corporation. (6)

10.42            First Amendment to Promissory Note dated June 20, 1996, amending the Promissory Note of India Exotics,
                 Inc., a Texas corporation, guaranteed by Registrant, dated February 7, 1995, payable to the order of
                 India Exotics, Inc., a Missouri corporation. (12)

10.43            Promissory Note of India Exotics, Inc., a Missouri corporation, guaranteed by Registrant, dated
                 February 7, 1995, in the principal amount of $1,800,000 payable to the order of Surendra Khokha and his successors, trustees of the Surendra K. Khokha Revocable Trust, dated July 18, 1985. (6)

10.44            Form of Indemnity Agreement. (1)

10.45            Amended and Restated 1992 Stock Option Plan. (2)

10.46            Amended and Restated 1993 Employee Stock Purchase Plan. (6)

10.47            1997 Employee Bonus Plan. (12)

27.1             Financial Data Schedule. (14)

(b)      Reports on Form 8-K:

         None.


_____________________
(1) Previously filed as an exhibit to Registration Statement No. 33-51820 on Form S-1 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, as amended, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, as amended, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.
(11) Previously filed as an exhibit to the Registrants's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
(12) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated herein by reference.
(13) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.
(14)     Filed herewith.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CELEBRITY, INC.



Dated:  February 14, 1997             By   /s/ Robert H. Patterson, Jr.
                                         -----------------------------------
                                               Robert H. Patterson, Jr.,
                                               Chief Executive Officer

Dated:  February 14, 1997             By   /s/ James R. Thompson
                                         -----------------------------------
                                               James R. Thompson, Vice
                                               President -- Finance

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

 2.2          Asset Purchase Agreement dated February 7, 1995, among India Exotics, Inc., a Texas corporation, Registrant, India Exotics, Inc., a Missouri corporation, Surendra
              Khokha, Rajneesh Khokha, Asheesh Khokha and the Surendra K. Khokha Revocable Trust,
              dated July 18, 1985. (6)

 3.1          Restated Articles of Incorporation of the Registrant. (1)

 3.2          Bylaws of the Registrant. (1)

 4.1          Specimen Common Stock Certificate. (1)

 4.2          Warrant Agreement dated June 16, 1992, between the Registrant and Magicsilk, Inc.
              (1)

10.1          Loan Agreement dated March 21, 1994, between Registrant and NationsBank of Texas,
              N.A. (2)

10.2          Amendment to Loan Agreement dated December 21, 1994, between Registrant and
              NationsBank of Texas, N.A. (6)

10.3          Second Amendment to Loan Agreement dated March 20, 1995, between Registrant and
              NationsBank of Texas, N.A. (7)

10.4          Third Amendment to Loan Agreement dated February 9, 1996, between Registrant and
              NationsBank of Texas, N.A. (11)

10.5          Fourth Amendment and Modification Agreement dated May 15, 1996, between Registrant and NationsBank of Texas, N.A. (13)

10.6          Fifth Amendment and Modification Agreement dated September 30, 1996, between
              Registrant and NationsBank of Texas, N.A. (13)

10.7          Modification of Note and Deed of Trust dated December 21, 1994, between Registrant and NationsBank of Texas, N.A. (6)

10.8          Modification of Promissory Note and Deed of Trust dated March 20, 1995, between
              Registrant and NationsBank of Texas, N.A. (7)

10.9          Guaranty dated March 21, 1994, executed by The Cluett Corporation in favor of
              NationsBank of Texas, N.A. (2)

10.10         Guaranty dated March 21, 1994, executed by Magicsilk, Inc. in favor of NationsBank of Texas, N.A. (2)

10.11         Guaranty dated March 21, 1994, executed by Star Wholesale Florist, Inc. in favor of
              NationsBank of Texas, N.A. (2)

Exhibit
Number                                        Description of Exhibit                                    Page
------                                        ----------------------                                    ----
10.12         Guaranty dated February 7, 1995, executed by India Exotics, Inc. in favor of
              NationsBank of Texas, N.A. (7)

10.13         Modification and Amendment of Note and Restatement of Deed of Trust (Tract A) dated
              March 21, 1994, executed by Registrant and NationsBank of Texas, N.A. (2)

10.14         Transfer of Lien dated March 21, 1994, executed by Tyler Bank and Trust, N.A. in favor of NationsBank of Texas, N.A. (2)

10.15         $2,290,409.98 Promissory Note dated March 21, 1994, signed by Registrant and payable to the order of NationsBank of Texas, N.A. (2)

10.16         Commercial Loans Deed of Trust, Assignment, Security Agreement and Financing
              Statement (Future Advances) dated March 21, 1994, executed by Registrant in favor of
              Michael F. Hord, Trustee for the benefit of NationsBank of Texas, N.A. (2)

10.17         $1,800,000 Promissory Note (Winston-Salem, N.C.) dated March 21, 1994, signed by
              Registrant and payable to the order of NationsBank of Texas, N.A. (2)

10.18         Commercial Loans Deed of Trust, Assignment, Security Agreement and Financing
              Statement (Future Advances) dated March 20, 1994, executed by Registrant in favor of
              NationsBank of Texas, N.A. (2)

10.19         Loan Agreement dated May 10, 1993, among Registrant, Magicsilk, Inc. and National
              Canada Finance Corp. (3)

10.20         First Amendment to Loan Agreement dated July 27, 1993, among Registrant, Magicsilk,
              Inc. and National Canada Finance Corp. (4)

10.21         Second Amendment to Loan Agreement dated effective as of November 17, 1993, among
              Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance
              Corp. (5)

10.22         Third Amendment to Loan Agreement dated effective as of March 18, 1994, among
              Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance
              Corp. (2)

10.23         Fourth Amendment to Loan Agreement dated effective as of November 4, 1994, among
              Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance
              Corp. (6)

10.24         Fifth Amendment to Loan Agreement dated effective as of February 3, 1995, among
              Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and
              National Canada Finance Corp. (6)

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

Exhibit
Number                                        Description of Exhibit                                    Page
------                                        ----------------------                                    ----
10.26         Seventh Amendment to Loan Agreement dated effective as of August 4, 1995, among
              Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and
              National Canada Finance Corp. (9)

10.27         Promissory Note dated August 4, 1995, executed by Registrant, Magicsilk, Inc., The
              Cluett Corporation and India Exotics, Inc. in the principal amount of $35,000,000 payable to the order of National Canada Finance Corp. (9)

10.28         Security Agreement dated May 10, 1993, among Registrant, Magicsilk, Inc. and
              National Canada Finance Corp. (4)

10.29         Security Agreement dated November 17, 1993, between The Cluett Corporation and
              National Canada Finance Corp. (5)

10.30         Security Agreement dated February 3, 1995, between India Exotics, Inc. and National
              Canada Finance Corp. (6)

10.31         Subordination Agreement dated July 14, 1992, among National Canada Finance Corp.,
              TBK Partners, L.P., ML-Lee Acquisition Fund, L.P., The Bank of New York Commercial
              Corporation, Registrant and Magicsilk, Inc. (1)

10.32         Letter agreement dated August 16, 1995, setting forth the terms as a banking facility between Celebrity Exports International Limited and The Hongkong and
              Shanghai Banking Corporation Limited. (10)

10.33         General Security Agreement Relating to Goods, dated April 30, 1984, between
              Celebrity Exports International Limited and The Hongkong and Shanghai Banking
              Corporation Limited. (1)

10.34         Form of Guarantee by Limited Company executed by Registrant in favor of the Hongkong and Shanghai Banking Corporation Limited. (10)

10.35         Commitment of Celebrity Exports International Limited to maintain a net worth of
              HK$30,000,000. (10)

10.36         Employment Agreement dated February 7, 1995, between India Exotics, Inc. and
              Surendra Khokha. (6)

10.37         Letter Agreement dated June 20, 1996, amending the Employment Agreement dated
              February 7, 1995, between India Exotics, Inc. and Surendra Khokha. (12)

10.38         Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Meena
              Khokha. (6)

10.39         Letter Agreement dated June 20, 1996, amending the Employment Agreement dated
              February 7, 1995, between India Exotics, Inc. and Meena Khokha. (12)

10.40         Noncompetition Agreement dated February 7, 1995, among India Exotics, Inc., Surendra
              Khokha, Rajneesh Khokha, Asheesh Khokha and Meena Khokha. (6)

Exhibit
Number                                        Description of Exhibit                                    Page
------                                        ----------------------                                    ----
10.41         Promissory Note of India Exotics, Inc., a Texas corporation, guaranteed by
              Registrant, dated February 7, 1995, payable to the order of India Exotics, Inc., a
              Missouri corporation. (6)

10.42         First Amendment to Promissory Note dated June 20, 1996, amending the Promissory Note of India Exotics, Inc., a Texas corporation, guaranteed by Registrant, dated
              February 7, 1995, payable to the order of India Exotics, Inc., a Missouri corporation. (12)

10.43         Promissory Note of India Exotics, Inc., a Missouri corporation, guaranteed by
              Registrant, dated February 7, 1995, in the principal amount of $1,800,000 payable to the order of Surendra Khokha and his successors, trustees of the Surendra K. Khokha
              Revocable Trust, dated July 18, 1985. (6)

10.44         Form of Indemnity Agreement. (1)

10.45         Amended and Restated 1992 Stock Option Plan. (2)

10.46         Amended and Restated 1993 Employee Stock Purchase Plan. (6)

10.47         1997 Employee Bonus Plan. (12)

27.1          Financial Data Schedule. (14)



_____________________
(1) Previously filed as an exhibit to Registration Statement No. 33-51820 on Form S-1 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, as amended, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, as amended, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.
(11) Previously filed as an exhibit to the Registrants's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
(12) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated herein by reference.

(13) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.
(14)     Filed herewith.