Form 10-Q
period 1997-03-31
CELEBRITY INC
filed 1997-05-15
CIK 891422

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                        YES     X              NO
                              -----                -----

The registrant had 6,309,602 shares of Common Stock, par value $.01 per share, outstanding as of May 9, 1997.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                                    Page
                                                                                                 ----
         Condensed Consolidated Balance Sheets at
                      March 31, 1997 and June 30, 1996
                      (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

         Condensed Consolidated Statements of Income
                      for the three months ended
                      March 31, 1997 and 1996 (Unaudited)   . . . . . . . . . . . . . . . . . . . . 3

         Condensed Consolidated Statements of Income
                      for the nine months ended March 31, 1997
                      and 1996 (Unaudited)    . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

         Condensed Consolidated Statements of Cash
                      Flows for the nine months ended
                      March 31, 1997 and 1996 (Unaudited)   . . . . . . . . . . . . . . . . . . . . 5

         Notes to Condensed Consolidated Financial
                      Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7


                                        PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                         PART I - FINANCIAL INFORMATION

                                CELEBRITY, INC.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                          ASSETS
                                                                 March 31,                  June 30,
                                                                   1997                       1996
                                                                 -------                    -------
 Current assets:

         Cash                                                    $    23                    $ 1,166

         Accounts receivable, net                                 18,246                     14,919

         Inventory                                                28,660                     33,279

         Other current assets                                      3,509                      5,191
                                                                 -------                    -------
 Total current assets                                             50,438                     54,555

 Property, plant and equipment, net                               11,687                     11,774

 Other assets                                                      8,728                      7,034
                                                                 -------                    -------
         Total assets                                            $70,853                    $73,363
                                                                 =======                    =======


                              LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:

         Accounts payable                                        $ 6,652                    $ 8,662

         Accrued expenses                                          3,421                      5,070

         Current portion of notes payable                          1,482                      1,484
                                                                 -------                    -------
 Total current liabilities                                        11,555                     15,216

 Notes payable, net of current portion                            31,134                     31,081
                                                                 -------                    -------

 Total liabilities                                                42,689                     46,297
                                                                 -------                    -------
 Redeemable common stock                                             175                        350

 Shareholders' equity:

         Common stock                                                 63                         63

         Additional paid-in capital                               22,352                     22,178

         Subscriptions receivable                                   (446)                      (461)

         Retained earnings                                         6,550                      5,292

         Treasury stock                                             (525)                      (350)

         Cumulative translation adjustment                            (5)                        (6)
                                                                 -------                    -------

 Total shareholders' equity                                       27,989                     26,716
                                                                 -------                    -------

         Total liabilities, redeemable common stock and
            shareholders' equity                                 $70,853                    $73,363
                                                                 =======                    =======

     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                  Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                             Three Months
                                                                           Ended March 31,
                                                              ----------------------------------------
                                                                   1997                        1996
                                                              -------------               ------------
 Net sales                                                    $      26,883               $     21,601
                                                              -------------               ------------

 Costs and operating expenses:

         Cost of goods sold                                          20,636                     16,563

         Selling expenses                                             1,285                      1,755

         General and administrative expenses                          3,805                      5,341

         Depreciation and amortization                                  503                        503
                                                              -------------               ------------

 Total expenses                                                      26,229                     24,162
                                                              -------------               ------------
 Operating income (loss)                                                654                     (2,561)

 Interest expense, net                                                 (713)                      (807)

 Other, net                                                             (14)                         4
                                                              -------------               ------------

 Loss before income taxes                                               (73)                    (3,364)

 Income tax benefit                                                    (245)                    (1,139)
                                                              -------------               ------------
 Net income (loss)                                            $         172               $     (2,225)
                                                              =============               ============

 Earnings (loss) per share                                    $         .03               $       (.35)
                                                              =============               ============
 Weighted average common and common
    equivalent shares outstanding                                     6,310                      6,311
                                                              =============               ============


     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                  Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                                           Nine Months
                                                                          Ended March 31,
                                                              ----------------------------------------
                                                                   1997                        1996
                                                              -------------               ------------
 Net sales                                                    $      92,982               $     84,841
                                                              -------------               ------------

 Costs and operating expenses:

         Cost of goods sold                                          70,470                     63,829

         Selling expenses                                             4,155                      4,499

         General and administrative expenses                         13,142                     14,539

         Depreciation and amortization                                1,686                      1,460
                                                              -------------               ------------

 Total expenses                                                      89,453                     84,327
                                                              -------------               ------------
 Operating income                                                     3,529                        514

 Interest expense, net                                               (2,481)                    (2,741)

 Other, net                                                               4                         59
                                                              -------------               ------------

 Income (loss) before income taxes                                    1,052                     (2,168)

 Income tax benefit                                                    (206)                    (1,074)
                                                              --------------              -------------
 Net income (loss)                                            $       1,258               $     (1,094)
                                                              =============               ============

 Earnings (loss) per share                                    $         .20               $       (.17)
                                                              =============               ============
 Weighted average common and common
    equivalent shares outstanding                                     6,310                      6,311
                                                              =============               ============


     See accompanying notes to Condensed Consolidated Financial Statements.

                               CELEBRITY, INC.
               Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                 (Unaudited)



                                                                                Nine Months
                                                                              Ended March 31,
                                                                    ----------------------------------
                                                                      1997                        1996
                                                                    -------                     -------
 Operating activities:

         Net income (loss)                                          $ 1,258                     $(1,094)

         Adjustments to reconcile net income to net cash provided by (used in) operating activities:

            Depreciation and amortization                             1,686                       1,460

            Deferred income taxes                                      (599)                          9

         Changes in operating assets and liabilities:

            Accounts receivable                                      (3,327)                      1,530

            Inventory                                                 4,619                       3,731

            Other assets                                                511                      (1,702)

            Accounts payable and accrued expenses                    (3,649)                     (4,120)
                                                                    -------                     -------

         Net cash provided by (used in) operating activities            499                        (186)
                                                                    -------                     -------

 Investing activities:

         Additions to property and equipment                         (1,116)                     (1,829)

         Other                                                         (407)
                                                                    -------                     -------
         Net cash used in investing activities                       (1,523)                     (1,829)
                                                                    -------                     -------

 Financing activities:

         Net payments on notes payable                               (1,005)                     (2,026)

         Net proceeds under revolving lines of credit                 1,046                       3,138

         Proceeds from subscriptions receivable                          15                          91

         Redemption of common stock                                    (175)                       (175)
                                                                    -------                     -------

         Net cash provided by (used in) financing activities           (119)                      1,028
                                                                    -------                     -------

 Decrease in cash                                                    (1,143)                       (987)

 Cash at beginning of period                                          1,166                       1,921
                                                                    -------                     -------

 Cash at end of period                                              $    23                     $   934
                                                                    =======                     =======

     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.     THE BUSINESS AND BASIS OF PRESENTATION

Description of Business

       Celebrity, Inc. ("Celebrity" or the "Company") is a supplier of high-quality artificial flowers, foliage, flowering bushes, brass products and other decorative accessories to craft store chains and other specialty retailers and to wholesale florists throughout North America and Europe. Celebrity imports and/or produces over 9,000 home accent, decorative accessory and giftware items, including artificial floral arrangements, floor planters and trees, a wide range of decorative brass and textile products, and a broad line of seasonal items such as Christmas trees, wreaths, garlands and other ornamental products.

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

       The accompanying Condensed Consolidated Financial Statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

2.     INVENTORY

       The composition of inventories at March 31, 1997, and June 30, 1996 is as follows:

                                                March 31,                          June 30,
                                                   1997                              1996
                                              -------------                     -------------
      Raw materials                           $       8,086                     $       6,165

      Finished goods                                 20,574                            27,114
                                              -------------                     -------------

                                              $      28,660                     $      33,279
                                              =============                     =============

3.       REDEEMABLE COMMON STOCK

         In October 1996 the Company repurchased 13,461 shares of its common stock ("Common Stock") for an aggregate consideration of $175,000. The repurchase was pursuant to certain put options issued in connection with the Magicsilk acquisition in 1992. The holders of such put options have the right on one more occasion in September 1997 to put additional shares, with the Company's total remaining purchase obligation limited to $175,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of Celebrity. The actual results of Celebrity could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation (i) changes in customer demand for the Company's products at the retail level, (ii) trends in the retail and wholesale decorative accessories industries, (iii) inventory risks attributable to possible changes in customer demand, compounded by extended lead times in ordering the Company's products from overseas suppliers and the Company's strategy of maintaining a high merchandise in stock percentage, (iv) the effects of economic conditions, (v) supply and/or shipment constraints or difficulties, (vi) the impact of competitors' pricing, (vii) the effects of the Company's accounting policies, (viii) changes in foreign trade regulations, including changes in duty rates, possible trade sanctions, import quotas and other restrictions imposed by U.S. and foreign governments, (ix) the effects of the assumption of control over Hong Kong by the People's Republic of China (the "PRC") on July 1, 1997 and (x) other risks detailed in the Company's Securities and Exchange Commission filings. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used herein, the words "believes", "expects", "plans" and similar expressions as they relate to the Company or its management generally are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth certain items in the Condensed Consolidated Statements of Income of Celebrity expressed as a percentage of net sales for the periods indicated:

                                                      THREE MONTHS                         NINE MONTHS
                                                          ENDED                               ENDED
                                                        MARCH 31,                           MARCH 31,
                                                  -----------------------            ---------------------
                                                   1997              1996             1997            1996
                                                  -----             -----            -----            -----
 Net sales                                          100 %             100 %            100 %            100 %
                                                  -----             -----            -----            -----
 Costs and operating expenses:

          Cost of goods sold                         77 %              77 %             76 %             75 %

          Selling expenses                            4 %               8 %              4 %              5 %

          General and administrative expenses        14 %              25 %             14 %             17 %

          Depreciation and amortization               2 %               2 %              2 %              2 %
                                                  -----             -----            -----            -----
 Total expenses                                      97 %             112 %             96 %             99 %
                                                  -----             -----            -----            -----
 Operating income (loss)                              3 %             (12)%              4 %              1 %

 Interest expense, net                               (3)%              (4)%             (3)%             (3)%
                                                  -----             -----            -----            -----
 Income (loss) before income taxes                    0 %             (16)%              1 %             (2)%

 Income tax benefit                                  (1)%              (6)%              0 %             (1)%
                                                  -----             -----            -----            -----
 Net income (loss)                                    1 %             (10)%              1 %             (1)%
                                                  ======            =====            =====            =====

THREE MONTHS ENDED MARCH 31, 1997, COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

         Net sales increased 24% from $21.6 million in fiscal 1996 to $26.9 million in fiscal 1997. The increase was primarily attributable to an increase in sales to existing customers.

         Cost of goods sold increased 25% from $16.6 million in fiscal 1996 to $20.6 million in fiscal 1997. The increase was primarily attributable to the higher sales volume in fiscal 1997. Cost of goods sold as a percentage of net sales remained unchanged at 77% in fiscal 1997 and 1996. Gross margins were expected to be higher in fiscal 1997 than fiscal 1996 due to the fact that the product mix in fiscal 1996 was heavily weighted toward lower margin artificial trees and commodity brass items. Gross margins did not increase as expected, however, primarily as a result of (i) higher than normal levels of overtime costs incurred to meet a sudden increase in demand for Cluett products and (ii) sales of merchandise at reduced margins in conjunction with the Company's inventory reduction program.

         Selling expenses decreased from $1.8 million in fiscal 1996 to $1.3 million in fiscal 1997. The decrease was primarily attributable to lower salary, catalog and trade show expenses. Selling expenses decreased as a percentage of net sales from 8% in fiscal 1996 to 4% in fiscal 1997, primarily as a result of the higher sales volume and the fact that direct shipment sales represented a higher percentage of net sales in fiscal 1997 than in fiscal 1996. Direct shipment sales are those for which products are shipped directly from Celebrity Hong Kong to the customers and generally consist of large orders with lower gross profit margins but also lower selling, general and administrative expenses.

         General and administrative expenses decreased from $5.3 million, or 25% of net sales, in fiscal 1996 to $3.8 million, or 14% of net sales, in fiscal 1997. The decreases in both the amount of general and administrative expenses and general and administrative expenses as a percentage of net sales were attributable to (i) the fact that direct shipment sales represented a higher percentage of net sales in fiscal 1997 than in fiscal 1996, (ii) lower facility costs, including rent, utilities and labor, resulting from lower average inventory levels carried by the Company during fiscal 1997, which levels were attributable to the higher sales volume and the Company's inventory reduction program and (iii) the Company's cost reduction plan, resulting in lower insurance, salaries and other expenses.

         Depreciation and amortization expense remained unchanged at $503,000 in fiscal 1997 and fiscal 1996. The Company expects, however, that depreciation and amortization will increase as a result of its continuing program of upgrading its management information systems.

NINE MONTHS ENDED MARCH 31, 1997, COMPARED WITH NINE MONTHS ENDED MARCH 31,
1996

         Net sales increased 10% from $84.8 million in fiscal 1996 to $93.0 million in fiscal 1997. The increase was primarily attributable to an increase in sales to existing customers.

         Cost of goods sold increased from $63.8 million, or 75% of net sales, in fiscal 1996 to $70.5 million, or 76% of net sales, in fiscal 1997. The increase was primarily attributable to the higher sales volume in fiscal 1997. The decrease in gross margin was primarily attributable to (i) a change in product mix, (ii) higher than normal levels of overtime costs incurred to meet a sudden increase in demand for Cluett products in the third quarter of fiscal 1997 and (iii) the fact that direct shipment sales represented a higher percentage of net sales in fiscal 1997 than in fiscal 1996. Direct shipment sales are those for which products are shipped directly from Celebrity Hong Kong to the customers and generally consist of large orders with lower gross margins but also lower selling, general and administrative expenses.

         Selling expenses decreased from $4.5 million in fiscal 1996 to $4.2 million in fiscal 1997. The decrease was primarily attributable to lower salary, catalog and trade show expenses. Selling expenses decreased as a percentage of net sales from 5% in fiscal 1996 to 4% in fiscal 1997 primarily as a result of the higher sales volume and the fact that direct shipment sales represented a higher percentage of net sales in fiscal 1997 than in fiscal 1996.

         General and administrative expenses decreased from $14.5 million, or 17% of net sales, in fiscal 1996 to $13.1 million, or 14% of net sales, in fiscal 1997. The decrease was attributable to (i) the fact that direct shipment sales represented a higher percentage of net sales in fiscal 1997 than in fiscal 1996 and (ii) lower facility costs, including rent, utilities and labor, resulting from lower average inventory levels carried by the Company during fiscal 1997, which levels were attributable to the higher sales volume and the Company's inventory reduction program.

         Depreciation and amortization increased 15% from $1.5 million in fiscal 1996 to $1.7 million in fiscal 1997. The increase was primarily a result of (i) building and equipment depreciation associated with the expansion of floral arrangement production facilities in Tyler, Texas and Encinitas, California and (ii) depreciation associated with a new computer system placed in service during fiscal 1996. The Company expects depreciation and amortization to continue to increase as a result of its continuing program of upgrading its management information systems.

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

LIQUIDITY AND CAPITAL RESOURCES

         Celebrity's sales and marketing strategy and the growth of its business have required a significantly increased investment in inventory. At the end of fiscal 1996, however, the Company adopted a strategy to increase inventory turnover by maintaining its sales growth while carrying reduced levels of inventory. Inventories have declined approximately $4.6 million from $33.3 million at June 30, 1996 to $28.7 million at March 31, 1997. Additionally, the Company follows the industry practice of offering extended terms to qualified customers for sales of Christmas merchandise. These sales generally take place between the months of June and October on terms not requiring payment until December 1. The Company has traditionally relied on borrowings under its revolving line of credit and cash flows from operations to fund these and other working capital needs.

         The Company has a revolving line of credit in a maximum amount of $35.0 million. At March 31, 1997, the outstanding balance on this line of credit was approximately $26.9 million. Borrowing limits are based on specified percentages of eligible accounts receivable and inventories. Based on such limits, the maximum amount the Company would have been eligible to borrow at March 31, 1997, was $27.4 million. Interest is charged monthly on the daily outstanding balance at the bank's prime rate of interest plus 1/2%. Interest on a maximum of $7.0 million of the amount borrowed may be fixed at LIBOR + 2% for periods ranging from 30 days to one year. Amounts borrowed under the line of credit are secured by inventory and trade accounts receivable of Celebrity and its wholly-owned subsidiaries, Magicsilk, Cluett and India Exotics, and by guarantees by Magicsilk, Cluett and India Exotics. The line of credit expires in March 1998.

         Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers within ten days after the manufacturers deliver products in Hong Kong for export. The Company believes that its practice of making prompt payments has enhanced its relationships with manufacturers. Celebrity Hong Kong finances these cash payments through a credit facility with a Hong Kong bank. Generally, under the terms of this facility the bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong. The bank is reimbursed when payment for these shipments is received. Under the terms of the facility, the maximum aggregate amount of Celebrity Hong Kong export bills the bank is obligated to finance at any time is $5.8 million. At March 31, 1997, export bills of Celebrity Hong Kong aggregating $3.6 million were being financed by the bank. All of these bills were related to direct shipment to customers, and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation.

         The Company has notes payable to a bank that are secured by real estate and contain covenants requiring the Company to maintain certain financial ratios. At March 31, 1997, the Company was not in compliance with certain of these covenants. The Company has not requested a waiver from the bank because it has received a commitment from another financial institution to refinance the real estate notes and it expects to complete the refinancing by the end of May 1997. There is no assurance, however, that such refinancing will be completed.

         The Company utilizes its existing management information systems to monitor the turnover and rate of sale of existing inventory. Additionally, its credit department carefully monitors the credit status of each customer.

         The Company is in the process of completing approximately $750,000 in capital expenditures in fiscal 1997, primarily in connection with the Company's continuing program to upgrade its management information systems.

         In October 1996 the Company repurchased 13,461 shares of Common Stock for an aggregate consideration of $175,000. This repurchase was pursuant to certain put options issued in connection with the Magicsilk acquisition. The holders of such put options have the right on one more occasion to put additional shares, with the Company's purchase obligation limited to $175,000. The Company does not currently plan to repurchase additional shares of Common Stock other than those it is required to purchase under such put options.

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


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

27.1             Financial Data Schedule. (1)

(b)      Reports on Form 8-K:

         None.


_____________________
(1)      Filed only with EDGAR version.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CELEBRITY, INC.



Dated:  May 15, 1997              By        /s/ Robert H. Patterson, Jr
                                           -----------------------------------
                                                Robert H. Patterson, Jr.
                                                  Chief Executive Officer



Dated:  May 15, 1997              By        /s/ James R. Thompson
                                           -----------------------------------
                                                James R. Thompson
                                                  Vice President - Finance

                                EXHIBIT INDEX


Exhibit
Number                          Description of Exhibit               Page
------                          ----------------------               ----
27.1          Financial Data Schedule. (1)



_____________________
(1)      Filed only with EDGAR version.