Form 10-K405
period 1997-06-30
CELEBRITY INC
filed 1997-09-29
CIK 891422

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            --------------------

                                   FORM 10-K

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

              FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-20802

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 8, 1997, was approximately $6,489,027 based on the closing price of the registrant's common stock on such date as reported by the Nasdaq National Market. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant's common stock are affiliates of the registrant. As of September 8, 1997, the registrant had outstanding 6,307,419 shares of its common stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Company's definitive proxy statement for the annual meeting of the Company to be held December 10, 1997, are incorporated by reference into Part III of this Report.

================================================================================

                                CELEBRITY, INC.

                               INDEX TO FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                    PART I
                                                                                        PAGE
ITEM 1.   Business                                                                        1
ITEM 2.   Properties                                                                      9
ITEM 3.   Legal Proceedings                                                               9
ITEM 4.   Submission of Matters to a Vote of Security Holders                             9

                                   PART II

ITEM 5.   Market for Registrant's Common Equity and Related Shareholder Matters          10
ITEM 6.   Selected Consolidated Financial Data                                           11
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                     12
ITEM 8.   Financial Statements and Supplementary Data                                    17
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure                                                                     17

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant                             18
ITEM 11.  Executive Compensation                                                         18
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management                 18
ITEM 13.  Certain Relationships and Related Transactions                                 18

                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                19
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
Index to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .  F-1

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

       In February 1995 the Company acquired certain assets of India Exotics, Inc. ("India Exotics"), an importer and distributor of decorative brass and textile products. Management believes the acquisition has benefited the Company by further diversifying its product offerings. Additionally, the Company believes the complementary product lines of India Exotics provide the Company a greater presence in the decorative accessories marketplace, thereby affording it the opportunity to increase its share in a more broadly defined market. In November 1993 the Company consummated a business combination with The Cluett Corporation ("Cluett") of Winston-Salem, North Carolina, an assembler of artificial trees, floor planters and floral arrangements, and Centre Court Group, a related partnership ("Centre Court"). The combination expanded the Company in parts of the U.S. market where Celebrity had not had a strong presence. Management believes the combination has benefited the Company because of the compatibility among product lines and because the Company acquired additional distribution capabilities and customer accounts. In June 1992 the Company acquired certain assets of Magicsilk, Inc. ("Magicsilk"), which had one of the best recognized trade names in the artificial floral industry. The Company believes the acquisition broadened Celebrity's product line into premium quality artificial floral products, diversified its customer base and strengthened its leadership position in the industry. In 1984 Robert
H. Patterson, Jr. and Richard Yuen established Celebrity Exports International Limited, a Hong Kong corporation ("Celebrity Hong Kong"), to serve as the Company's exclusive purchasing agent in southeastern Asia. Contemporaneously with the consummation of the Company's initial public offering in December 1992, Celebrity Hong Kong became a wholly- owned subsidiary of the Company.

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

       Craft store chains and other specialty retailers have capitalized on the demand of home consumers, specifically women aged 25 to 55 with above average income, by devoting a substantial portion of their shelf space to a wide range of artificial floral products, including completed arrangements, flowering bushes and foliage and individual stems. In addition to artificial floral products, craft store chains specialize in picture framing, creative craft materials, art supplies and hobby items. Among major craft store chains, artificial floral products is typically the largest single product category by sales.

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

PRODUCTS

       Celebrity's product line of approximately 9,000 items is comprised of a full range of artificial floral products, including artificial flowers, flowering bushes and foliage, pre-made floral arrangements, trees and floor planters that the Company assembles, decorative brass containers, candlesticks and accessories and a broad line of decorative textile products. Celebrity's Christmas line consists of artificial Christmas trees, wreaths, garlands and other ornamental products. Celebrity continually updates its product mix, monitoring style and color trends that affect artificial floral product sales and identifying product categories with growth potential. This requires adding, deleting or modifying hundreds of the Company's stock keeping units
(SKUs) each year.

       The Company uses identifiable brand names for most of its products. These brand names identify the Company as the source of high quality artificial floral products to retailers and consumers. Product lines, such as CELEBRITY SILK(R) flowers and foliage and SILK ACCENTS(R) and ARTISTIC SILK(TM) stem flowers, are marketed primarily through craft store chains and certain other retailers. The Company's MAGICSILK(R) brands, consisting of MAGICSILK(R) and KARISMA(R) flowers and BOTANIX(R) foliage and flowering bushes, are sold primarily by retail florists. Artificial trees, floor planters and pre-made floral arrangements assembled by Cluett are sold under the brand names GOLD LEAF COLLECTION and Design(R) and INDOOR GARDEN COLLECTION(R), primarily by discount retailers and warehouse clubs. The Company has introduced its Magicsilk and Cluett product lines to its craft store chain customers.

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

SERVICES

       The Company serves its customers with accurate and on-time delivery of its products. Craft store chain customers, in particular, demand this high level of service because they typically stock hundreds of these products as everyday items and seek to minimize inventory cost while assuring full product availability. The Company offers a variety of distribution services depending on the customers' needs and the product:

              o Assured Rapid Delivery. Celebrity reduces delivery times and customers' inventory costs and meets their just-in-time delivery requirements by quickly filling orders for artificial floral products from the extensive inventory in its distribution center. Celebrity's goal is to fill within 48 hours all orders placed for immediate shipment with at least 90% of the ordered merchandise. Artificial trees, floor planters and pre-made floral arrangements are assembled and shipped from the Company's manufacturing facilities in Winston-Salem, North Carolina; Tyler, Texas; and Vista, California. Shipments of decorative brass and textile products are made from the India Exotics distribution center in St. Louis, Missouri.

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

PRODUCT SUPPLY ARRANGEMENTS

       The manufacture of high quality artificial flowers and foliage requires semi-skilled labor that is attentive to detail. Southeastern Asia offers an abundant, low-cost supply of this labor and dominates the manufacture of artificial floral products. Factories are located primarily in the Guangdong Province of the People's Republic of China (the "PRC") and also in Thailand, Malaysia, the Philippines, Taiwan and South Korea. Nearly all the manufacturers are privately owned, including those with factories in the PRC. Most manufacturers produce only a limited product line and few have a distribution network. The marketing efforts of most are limited to sales offices in Hong Kong, which are easily accessible to Celebrity's Hong Kong staff.

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

SALES AND MARKETING

       Celebrity's sales force is organized by geographic area and product line. The Company employs 26 salespeople and contracts with 24 independent sales representatives. Sales of artificial floral products outside the U.S., aggregating approximately $8.9 million in fiscal 1997, are made primarily to customers in Europe. Most sales outside the U.S. are made by the staff of Celebrity Hong Kong. See Note 12 to the Consolidated Financial Statements for financial information by geographic area. Large corporate accounts are served by the national sales managers. Company salespeople receive base salaries, monthly commissions and year-end bonuses based on sales volume. Independent sales representatives receive commissions based on a percentage of their net sales.

       Celebrity participates in the major artificial floral trade shows held annually in Las Vegas, Dallas, Hong Kong and Frankfurt, Germany. Through these shows Celebrity promotes its name and brands and introduces its products to potential customers. Products sold through wholesale florists are promoted by the Company through advertisements in florist trade publications.

       The Company's existing distribution centers in Tyler, Texas and St. Louis, Missouri, and floral arrangement production facilities in Winston-Salem, North Carolina; Tyler, Texas; and Vista, California, assure rapid delivery to customers over a broad geographic area.

CUSTOMERS

       During fiscal 1997 the Company sold products to approximately 3,000 customers, primarily in the South, Midwest and East. The majority of those sales were to craft store chains and pottery stores, including Michaels Stores, MJDesigns, Hobby Lobby, Frank's Nursery and Crafts and Garden Ridge Pottery, and discount retailers and warehouse clubs, including Kmart and Sam's. Approximately 7% of consolidated net sales were made by Celebrity Hong Kong to European customers.

       A single customer, Michaels Stores, accounted for $34.6 million , or 27.6%, of the Company's net sales in fiscal 1997. The loss of the largest customer or a significant portion of its business, or the ability of such customer to cause the Company to reduce its profit margins, could have a material adverse effect on the Company.

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

TRADEMARKS

       The Company has registered the BOTANIX(R), CELEBRITY DESIGNS(R), CELEBRITY SILK(R), FLORA LACE COLLECTION and Design(R), CLUETT CANE COLLECTION(R), GOLD LEAF COLLECTION(R), COLOR CONCEPTS(R), COLOR UNION(R), GOLD LEAF COLLECTION and Design(R), INDIA EXOTICS and Design(R), INDOOR GARDEN COLLECTION(R), KARISMA(R), MAGICSILK(R), MR. SILK SHINE(R) , OLIVER'S GREENHOUSE COLLECTION(R), SEND A SILK(R), SILK ACCENTS(R), THE GREENHOUSE COLLECTION(R), THE GREENHOUSE COLLECTION and Design(R), TROPICAL PALM(R) and THE SILK GARDENER(R) trademarks with the U.S. Patent and Trademark Office in conjunction with its products and services. The Company has applications pending for 12 additional marks, pending registration in the United States Patent and Trademark Office. The Company also has registered certain of its trademarks in a number of foreign countries. The Company believes that its trademarks have significant value in the marketing of its products and services and protects its trademarks vigorously against infringement.

TRADE REGULATION

       The Company currently imports products manufactured in the PRC and other locations throughout southeastern Asia. Products imported by the Company into the U.S. are subject to U.S. customs duties on the price paid for the products, which are payable when the products are brought over the U.S. border. The duty is paid by either the Company or its customers, depending on which party assumes responsibility for importation. Customer purchases of artificial floral products directly from Celebrity Hong Kong, with customers responsible for importation and paying their own import duties, accounted for approximately 28% of the Company's net sales in fiscal 1997.

       Artificial floral products sold by Celebrity Hong Kong to customers outside the U.S., accounting for approximately 7% of the Company's consolidated net sales in fiscal 1997, may be subject to tariffs imposed by the destination countries but would not be subject to U.S. tariffs. Although U.S. customs duties paid by the Company, ranging from approximately 8% to 17% of the cost of imported merchandise, have been relatively constant for several years, changes in customs rates could adversely affect the Company's ability to import quality products at favorable prices. Likewise, import quotas or embargoes could limit the amount of merchandise the Company could import from time to time, affecting the Company's ability to meet its customers' demands.

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

       Because of concerns regarding the labor and human rights practices of the PRC and its trade policies that potentially deprive U.S. firms and products of market access, the renewal of the PRC's most favored nation treatment has been a contentious political issue for several years. President Clinton has reversed his position that renewal of most favored nation status be based on progress on human rights issues and has extended most favored nation status for the PRC through June 1998 without placing significant conditions on future renewal. In June 1997 the U.S. House of Representatives voted against a resolution to override the President's extension and rescind the most favored nation status of the PRC by a 259 to 173 vote, thereby continuing the U.S. trade relationship with the PRC under most favored nation status. However, the linkage between most favored nation status and the limitation of the proliferation of nuclear weapons technology and provision of greater access to markets, as well as progress on human rights issues in the PRC, may continue in the future, and therefore prospects for continued preferential treatment are difficult to determine.

       Were the PRC to lose most favored nation treatment, the import duty on goods manufactured in the PRC and imported into the U.S. would increase from approximately 9% to 71.5%. According to U.S. Commerce Department statistics, currently about three-fourths of the artificial floral products imported into the U.S. come from the PRC. The Company believes this significant market share is primarily attributable to the low cost of labor in the PRC. Although increased duties on the Company's products would increase the cost of goods from the PRC, all of the Company's competitors who import artificial floral products from the PRC would be subject to the same increase in costs. In addition, because labor costs in the PRC are significantly lower than those in other countries, the Company believes the PRC would continue to be the lowest cost source for artificial floral products even if the PRC lost most favored nation treatment. If the

Company were to face a substantial increase in tariff rates on products imported into the U.S., the Company would (i) attempt to increase the prices charged to its customers, (ii) ask its suppliers to reduce the prices charged to the Company and (iii) seek to identify more favorable sources for its products to assure the highest quality at the lowest price; however, there is no assurance that these efforts will allow the Company to prevent its results of operations from being affected adversely.

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

EXECUTIVE OFFICERS

       Set forth below is certain information as of September 25, 1997 regarding the executive officers of the Company:

       NAME                           AGE                         TITLE
--------------                        ---    -----------------------------------
Robert H. Patterson, Jr . . . . . .    46    Chairman of  the Board, President,  Chief Executive Officer  and
                                             Secretary
Richard Yuen  . . . . . . . . . . .    53    Managing Director of Celebrity Hong Kong
David J. Huffman  . . . . . . . . .    46    Executive  Vice President  of  Celebrity  and President  of  the
                                             Distribution Division
Clifford C. Condict . . . . . . . .    50    Vice President -- Merchandise
Roger D. Craft  . . . . . . . . . .    50    Vice President -- Operations
C. David Gingrich . . . . . . . . .    46    President of The Cluett Corporation

       Robert H. Patterson, Jr. has served as Chairman of the Board of Directors of Celebrity since 1989, as Chief Executive Officer since July 1995, as President from 1978 to July 1995 and since September 1997, and as a director since 1974.

       Richard Yuen has managed Celebrity Hong Kong since 1984 and has been a director of Celebrity since December 1992.

       David J. Huffman has served as Executive Vice President of Celebrity and President of the Distribution Division since September 1997. He served as President of Celebrity from July 1995 to September 1997. From February 1991 to July 1995, he was Vice President -- Sales of Celebrity. From February 1990 to February 1991, he was the Sales Manager of the Celebrity Designs Division.

       Clifford C. Condict has served as Vice President -- Merchandise of Celebrity since March 1994. Mr. Condict served as President of Magicsilk, Inc., a subsidiary of the Company, from June 1992 to December 1993, and as Vice President -- Operations of Celebrity from 1988 to June 1992.

       Roger D. Craft has served as Vice President -- Operations of Celebrity since September 1993. Mr. Craft served as General Manager of Star Wholesale Florist, Inc., a subsidiary of the Company, from 1986 to August 1993.

       C. David Gingrich has served as the President of Cluett since February 1995. From August 1988 through February 1995, Mr. Gingrich served as Vice President of Sales and Marketing of Seco, Inc. in Napierville, Illinois. He served as Managing Director of Intercraft Industries, Inc. from December 1980 through August 1988.

       Officers are elected annually by the Board of Directors and serve at its discretion.

EMPLOYEES

       At August 31, 1997, the Company had 727 full-time and part-time employees, including 41 employed by Celebrity Hong Kong. The Company has not entered into any collective bargaining agreements with its employees. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

       The Company owns certain facilities for offices, distribution centers and floral arrangement production as follows:

                                                                                              APPROXIMATE
                                                                                                 SQUARE
                 LOCATION                                  TYPE OF FACILITY                     FOOTAGE
-------------------------------------------  --------------------------------------------  -----------------
Tyler, Texas  . . . . . . . . . . . . . .    Office/Distribution Center                         137,500
Winston-Salem, North Carolina . . . . . .    Floral Arrangement Production Facility             110,000
Tyler, Texas  . . . . . . . . . . . . . .    Floral Arrangement Production Facility             100,000


       The Company also leases the space occupied by certain offices, warehouses, distribution centers, showrooms, floral arrangement production facilities and other facilities. The following table summarizes these leases.

                                                                                              APPROXIMATE
                                                                                                 SQUARE
                 LOCATION                                  TYPE OF FACILITY                     FOOTAGE
-------------------------------------------  --------------------------------------------  -----------------
Tyler, Texas  . . . . . . . . . . . . . .    Warehouse                                          60,000
Tyler, Texas  . . . . . . . . . . . . . .    Warehouse                                          56,000
Tyler, Texas  . . . . . . . . . . . . . .    Wholesale Supply House                             23,000
Dallas, Texas . . . . . . . . . . . . . .    Wholesale Supply House                             70,000
Dallas, Texas . . . . . . . . . . . . . .    Showroom                                           19,000
Atlanta, Georgia  . . . . . . . . . . . .    Showroom                                           20,000
Miami, Florida  . . . . . . . . . . . . .    Showroom                                            3,000
St. Louis, Missouri . . . . . . . . . . .    Office/Distribution Center                        100,000
Winston-Salem, North Carolina . . . . . .    Warehouse                                          69,000
Vista, California . . . . . . . . . . . .    Floral Arrangement Production Facility             35,000
Hong Kong . . . . . . . . . . . . . . . .    Office/Showroom                                    20,000

ITEM 3.  LEGAL PROCEEDINGS.

       The Company is involved in various legal proceedings that arise in the ordinary course of its business. The Company believes that none of its current litigation is likely to have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS.

       The Common Stock, par value $.01 per share, of the Company ("Common Stock") is traded on the Nasdaq Stock Market's National Market under the symbol "FLWR."

       The following table sets forth, for the periods indicated, the high and low closing sale prices of the Common Stock, as reported by the Nasdaq National Market.


                     FISCAL YEAR                          HIGH        LOW
-----------------------------------------------------  -----------  -----------
1996
   First Quarter  . . . . . . . . . . . . . . . . . .  $7 7/8       $6 5/8
   Second Quarter . . . . . . . . . . . . . . . . . .  $7 1/4       $5
   Third Quarter  . . . . . . . . . . . . . . . . . .  $5 7/8       $3 1/4
   Fourth Quarter . . . . . . . . . . . . . . . . . .  $5           $3 7/8

1997
   First Quarter  . . . . . . . . . . . . . . . . . .  $4 1/4       $3 1/4
   Second Quarter . . . . . . . . . . . . . . . . . .  $3 3/4       $3 1/8
   Third Quarter  . . . . . . . . . . . . . . . . . .  $4           $3 3/8
   Fourth Quarter . . . . . . . . . . . . . . . . . .  $3 1/2       $3 1/8

1998
   First Quarter (through September 8, 1997)  . . . .  $3           $2 1/8


       On September 8, 1997, the closing sale price of the Common Stock as reported by the Nasdaq National Market was $2 3/8 per share. As of September 8, 1997, there were 121 record holders of the Common Stock.

       The Company has not paid cash dividends in the last five fiscal years. Management presently intends to retain any earnings for the operation and expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future. The terms of the Company's revolving line of credit with its principal lender currently restrict the payment of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

       The following selected consolidated balance sheet data as of June 30, 1997, 1996, 1995 and 1994, and selected consolidated statement of operations data for each of the years in the four year period ended June 30, 1997, are derived from audited consolidated financial statements of Celebrity. The selected consolidated balance sheet data as of June 30, 1993, and selected statement of operations data for the year ended June 30, 1993, are derived from audited consolidated financial statements of Celebrity and audited combined financial statements of Cluett and Centre Court. Certain events, such as the acquisitions of India Exotics in February 1995, affect the comparability of the data between years. See Note 3 to the Consolidated Financial Statements for discussion of certain of these events.

                                                                  YEAR ENDED JUNE 30,
                                            --------------------------------------------------------------
                                               1997         1996         1995         1994         1993
                                            -----------  ----------   ----------  -----------  -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 STATEMENT OF OPERATIONS DATA:
   Net sales . . . . . . . . . . . . . .    $   125,170  $  115,048   $  118,810  $    90,884  $    73,183
   Net income (loss) . . . . . . . . . .    $    (5,761) $   (5,422)  $    3,782  $     1,130  $     2,893
   Earnings (loss) per common share and
       common equivalent share . . . . .    $      (.91) $     (.86)  $      .60  $       .18  $       .54


                                                                       JUNE 30,
                                           -------------------------------------------------------------
                                              1997         1996         1995        1994         1993
                                           ----------  -----------  -----------  -----------  ----------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:(1)
  Total assets  . . . . . . . . . . . .    $   67,453  $    73,363  $    74,641  $    47,105  $   42,045
  Notes payable, net of current portion    $    4,877  $    31,081  $    27,941  $    11,701  $    7,286
  Redeemable common stock(2)  . . . . .    $      175  $       350  $       525  $       700  $      875

______________
(1) Celebrity Hong Kong, which was consolidated with Celebrity contemporaneously with the initial public offering, paid cash dividends of $711,000 for fiscal 1993. Celebrity has not paid cash dividends in the last five fiscal years and does not anticipate declaring cash dividends in the foreseeable future.

(2) At June 30, 1992, the Company had outstanding 48,193.29 Series A, 36,358.52 Series B and 84,551.70 Series C warrants, each representing the right to purchase one share of Common Stock at a nominal exercise price (the "Series A Warrants," "Series B Warrants" and "Series C Warrants," respectively, or collectively, the "Warrants"), all of which were issued in connection with the acquisition of Magicsilk.

       The Warrants were exercised or redeemed in December 1992 in conjunction with the Company's initial public offering. The Series A and B Warrants were converted into an aggregate of 67,308 shares of Common Stock ("Redeemable Common Stock") at the initial public offering price of $13 per share. The Series C Warrants were redeemed for $1,099,000, an amount obtained by multiplying the number of Series C Warrants by the initial public offering price of $13 per share. The holders of the Redeemable Common Stock have the right on September 30 of 1993, 1994, 1995, 1996 and 1997, to "put" to the Company, and the Company has the obligation to purchase, shares of Redeemable Common Stock from such holders at a price per share equal to the greater of the initial public offering price or the fair market value per share at the time of the put (as determined pursuant to the terms of the warrant agreement). The Company's purchase obligations with respect to the Redeemable Common Stock are limited to $100,000 and $75,000 on each put date, and $500,000 and $375,000 in the aggregate over all put dates, for the Redeemable Common Stock relating to the Series A Warrants and Series B Warrants, respectively. On September 30 in each of 1993, 1994, 1995 and 1996, 13,461 shares of Redeemable Common Stock were put back to the Company at $13 per share. See Note 8 to the Consolidated Financial Statements. The Company has received notice that 13,461 shares of Redeemable Common Stock will be put back to the Company on September 30, 1997 at $13 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

       This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of Celebrity. The actual results of Celebrity could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation (i) changes in customer demand for the Company's products at the retail level, (ii) trends in the retail and wholesale decorative accessories industries, (iii) inventory risks attributable to possible changes in customer demand, compounded by extended lead times in ordering the Company's products from overseas suppliers and the Company's strategy of maintaining a high merchandise in stock percentage, (iv) the effects of economic conditions, (v) supply and/or shipment constraints or difficulties, (vi) the impact of competitors' pricing, (vii) the effects of the Company's accounting policies, (viii) changes in foreign trade regulations, including changes in duty rates, possible trade sanctions, import quotas and other restrictions imposed by U.S. and foreign governments, (ix) the effects of the assumption of control over Hong Kong by the PRC on July 1, 1997 and (x) other risks detailed in the Company's Securities and Exchange Commission filings. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Annual Report on Form 10-K, the words "believes," "expects," "plans," "intends" and similar expressions as they relate to the Company or its management generally are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

       The following table sets forth certain items in the Company's consolidated statements of income expressed as a percentage of net sales for the years indicated.

                                                                              FISCAL YEAR ENDED JUNE 30,
                                                                         ------------------------------------
                                                                            1997         1996         1995
                                                                         -----------  -----------  ----------
 Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       100%         100%        100%
 Costs and operating expenses:
   Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . .        78%          79%         76%
   Selling . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4%           5%          4%
   General and administrative  . . . . . . . . . . . . . . . . . . . .        16%          19%         14%
   Depreciation and amortization . . . . . . . . . . . . . . . . . . .         2%           2%          1%
                                                                            ----          ---         ---
                                                                             100%         105%         95%
                                                                            ----          ---         ---
 Operating income (loss) . . . . . . . . . . . . . . . . . . . . . . .          %         (5)%          5%
 Interest and other, net . . . . . . . . . . . . . . . . . . . . . . .       (3)%         (3)%        (1)%
                                                                            ---           --          --
 Income (loss) before income taxes . . . . . . . . . . . . . . . . . .       (3)%         (8)%          4%
 Provision (benefit) for income taxes  . . . . . . . . . . . . . . . .       (2)%         (3)%          1%
                                                                            ---           ---         ---
 Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .       (5)%         (5)%          3%
                                                                            ===           ===         ===

FISCAL 1997 COMPARED WITH FISCAL 1996

       Net sales increased 9% from $115.0 million in fiscal 1996 to $125.2 million in fiscal 1997. The increase was attributable primarily to an increase in sales to existing customers.

       Cost of goods sold increased from $91.2 million, or 79% of net sales, in fiscal 1996 to $97.5 million, or 78% of net sales, in fiscal 1997. The increase was attributable to the higher sales volume in fiscal 1997. The increase in overall gross margin was primarily attributable to the fact that the Company discontinued certain product lines at the end of fiscal 1996 and recorded special charges of approximately $3.8 million related to inventory adjustments necessary to clear out the merchandise. The increase in gross margin resulting from this fact was partially offset by several other factors. Gross margins during fiscal 1997 were lower than expected due partially to the sale of the closeout merchandise. The inventory reduction program was approximately 90% complete as of June 30, 1997. Gross margins were also lower than expected due to the sales mix being more heavily weighted toward lower margin products, including artificial trees. In addition, the Company experienced unfavorable labor rates and efficiency variances during the third and fourth quarters of fiscal 1997, which also contributed to lower than expected gross margins.

       Selling expenses decreased from $5.8 million, or 5% of net sales, in fiscal 1996 to $5.5 million, or 4% of net sales, in fiscal 1997. The decrease was attributable to lower salary and commission costs and trade show costs, partially offset by higher travel expenses. Selling expenses decreased as a percentage of net sales due to the higher sales volume in fiscal 1997.

       General and administrative expenses decreased $1.8 million from $21.3 million, or 19% of net sales, in fiscal 1996 to $19.5 million, or 16% of net sales, in fiscal 1997. The decrease was primarily attributable to cost saving associated with lower inventory levels and the closure of one distribution center and several satellite warehouse facilities. General and administrative expenses decreased as a percentage of net sales due to the higher sales level in fiscal 1997 and the cost savings associated with the inventory reductions and closing of the distribution center and satellite warehouse facilities.

       Depreciation and amortization increased from $2.1 million in fiscal 1996 to $2.2 million in fiscal 1997. The increase was primarily attributable to higher depreciation associated with improvements to the Company's management information systems and higher amortization expenses incurred by India Exotics.

       As a result of the foregoing factors, operating income increased $5.8 million from a loss of $5.3 million in fiscal 1996 to income of $473,000 in fiscal 1997.

       Net interest expense decreased $473,000 from $3.7 million in fiscal 1996 to $3.2 million in fiscal 1997. The decrease was attributable to reductions in notes payable and lower borrowings under the revolving line of credit.

       As a result of the foregoing factors the net loss before income taxes decreased from $9.0 million in fiscal 1996 to $2.7 million in fiscal 1997.

       Provision for income taxes increased from a benefit of $3.5 million in fiscal 1996 to a provision for income tax expense of $3.0 million in fiscal 1997. Included in the provision for income tax expense in fiscal 1997 is a charge of $4.4 million to record a valuation allowance to reflect the estimated amount of deferred tax assets that, at this time, are uncertain to be realized in the future. These uncertainties relate primarily to the ability to utilize net operating loss carryforwards and certain tax credit carryforwards prior to their expiration. If the Company's U.S. operations are sufficiently profitable in the future, this reserve will be released and the net operating loss carryforwards will be available to shelter future U.S. taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

       Celebrity's sales and marketing strategy and the growth of its business have required a significantly increased investment in inventory. At the end of fiscal 1996, however, the Company adopted a strategy to increase inventory turnover by maintaining its sales growth while carrying reduced levels of inventory. Inventory levels decreased approximately $2.7 million from $33.3 million at June 30, 1996 to $30.6 million at June 30, 1997.
Additionally, the Company follows the industry practice of offering extended terms to qualified customers for sales of Christmas merchandise. These sales generally take place between the months of June and October on terms not requiring payment until December 1. The Company has traditionally relied on borrowings under its revolving line of credit and cash flows from operations to fund these and other working capital needs.

       Cash provided by operating activities in fiscal 1997 amounted to approximately $2.0 million, which was primarily attributable to changes in operating assets and liabilities. Inventory decreased $2.7 million during fiscal 1997 (net of the reserve of $3.8 million established in fiscal 1996). The decrease was primarily a result of the Company's inventory reduction strategy. Accounts payable and accrued expenses increased $894,000, primarily as a result of the timing of payment for merchandise purchased.

       Cash used by financing activities amounted to $775,000, which was primarily for reductions in notes payable.

       The Company has a revolving line of credit for its Celebrity, Cluett, India Exotics and Star Wholesale Florist, Inc. operations in a maximum amount of $35.0 million. At August 31, 1997, the outstanding balance on this line of credit was approximately $25.6 million. Borrowing limits are based on specified percentages of eligible accounts receivable and inventories and, as a result of such limits, the maximum amount the Company was eligible to borrow at August 31, 1997, was $25.6 million. Interest is charged monthly on the daily outstanding balance at the bank's prime rate of interest plus 3/4% per annum. Amounts borrowed under the line of credit are secured by accounts receivable and inventory of Celebrity and its Cluett, India Exotics and Star Wholesale Florist, Inc. Subsidiaries. The line of credit contains certain covenants limiting the incurrence of indebtedness, restricting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was not in compliance with certain of these financial covenants at June 30, 1997, specifically the minimum net worth, debt to equity ratio, EBITDA to interest expense ratio and minimum net income requirements. Although the Company received waivers for these violations at June 30, 1997, the waivers did not extend to any subsequent periods. At September 29, 1997 it is uncertain whether the Company will be in compliance with these covenants at the September 30 or future quarterly measurement dates during fiscal 1998. Therefore, the debt has been classified as a current liability at June 30, 1997, which resulted in the violation of the current ratio covenant contained in the line of credit agreement. The Company has not received a waiver for this violation. However, the Company is presently negotiating a renewal and extension of the line of credit agreement that would reset the covenants and extend the term beyond June 30, 1998. The lender has provided written assurance to the Company of its intent to renew the agreement. Management expects the revised line of credit agreement to be finalized prior to December 31, 1997. There can be no assurance, however, that discussions with the lender will be successful. See note 7 to the Consolidated Financial Statements.

covenants as of and for the quarter ended September 30, 1997. As soon as the results of operations for the quarter are available, the Company will request appropriate waivers from the lender. In addition, the Company is in discussions with the lender to renew the line of credit, which expires in March 1998, and to adjust the financial covenants. See note 7 to the Consolidated Financial Statements.

       Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers within ten days after the manufacturers deliver products in Hong Kong for export. The Company believes that its practice of making prompt payments has enhanced its relationships with manufacturers. Celebrity Hong Kong finances these cash payments through a credit facility with a Hong Kong bank. Generally, under the terms of this facility the bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong. The bank is reimbursed when payment for these shipments is received. Under the terms of the facility, the maximum aggregate amount of Celebrity Hong Kong export bills the bank is obligated to finance at any time is $5.8 million. At August 31, 1997, export bills of Celebrity Hong Kong aggregating $5.9 million were being financed by the bank. All of these bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation.

       In June 1997, the Company entered into a new revolving credit facility with an additional bank, which matures in June 2004. Under the new credit facility, the Company may borrow a maximum aggregate amount of $5.0 million. At August 31, 1997, the outstanding balance under this facility was approximately $5.0 million. Interest accrues on the principal amount outstanding under the facility at the rate of LIBOR plus 2.65% per annum. Amounts borrowed under the facility are secured by certain real estate owned by the Company, and the facility contains covenants requiring the Company to maintain certain financial ratios. While the Company was not in compliance with certain of these financial covenants at June 30, 1997, it has obtained a waiver from the bank with respect to such noncompliance through June 30, 1998. The Company used the proceeds from this new facility to repay all the outstanding indebtedness under a $5.0 million loan with a different bank.

       In September 1997, Celebrity borrowed $500,000 from RHP Management, LLC, an entity controlled by Robert H. Patterson, Jr., President and Chief Executive Officer of the Company. All amounts outstanding under the promissory note are due and payable on December 9, 1997. The principal amount outstanding accrues interest at a fluctuating rate per annum equal to the prime rate of a specified bank plus 1.5%. The proceeds from this loan were used to pay certain intercompany accounts payable to Celebrity Hong Kong.

       The Company does not plan to make any significant capital expenditures in fiscal 1998 other than those incurred in the normal course of business for replacement of transportation and warehouse equipment and those in connection with the Company's continuing program to upgrade its management information systems.

       The Company's business is subject to U.S. law relating to imports, including those imposing import duties. If the U.S. government were to terminate most favored nation treatment for the PRC or impose punitive tariff rates on products imported by the Company in retaliation for market access barriers in the PRC, the duty on products imported by the Company from the PRC would increase significantly. See "Business -- Trade Regulation." If the Company were to face an increase in tariff rates on the products it imports into the U.S., it would (i) attempt to increase the prices charged to its customers, (ii) ask its suppliers to reduce the prices charged to the Company and (iii) seek to identify more favorable sources; however, unless and until these efforts were successful, the Company's results of operations could be affected adversely.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information concerning the directors of the Company will be set forth in the Proxy Statement to be delivered to shareholders in connection with the Company's Annual Meeting of Shareholders to be held December 10, 1997 (the "Proxy Statement"), under the headings "Election of Directors," "Board of Directors and Committees" and "Section 16 Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age, position and business experience of each executive officer of the Company is set forth under "Executive Officers" in Item 1 of this report, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

       The information concerning management compensation and transactions with management will be set forth in the Proxy Statement under the headings "Management Compensation" and "Certain Transactions," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

       The information concerning security ownership of certain beneficial owners and management will be set forth in the Proxy Statement under the heading "Principal Shareholders and Management Ownership," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information concerning certain relationships and related transactions will be set forth in the Proxy Statement under the headings "Management Compensation" and "Certain Transactions," which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)    The following documents are filed as part of this report:

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

       (b)    Reports on Form 8-K:

              None.

       (c)    Exhibits:

    2.1 -- Asset Purchase Agreement dated as of June 16, 1992, among Registrant, Holdingflower, Inc., a Delaware corporation, Magicsilk, Inc., a Delaware corporation, and Magicsilk, Inc., a Texas corporation.(1)

    2.2 -- Asset Purchase Agreement dated February 7, 1995, among India Exotics, Inc., a Texas corporation, Registrant, India Exotics, Inc., a Missouri corporation, Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and the Surendra K. Khokha Revocable Trust, dated July 18, 1985.(7)

    3.1   --  Restated Articles of Incorporation of the Registrant.(1)

    3.2   --  Bylaws of the Registrant.(1)

    4.1   --  Specimen Common Stock Certificate.(1)

    4.2 -- Warrant Agreement dated as of June 16, 1992, between the Registrant and Magicsilk, Inc.(1)

   10.1   --  Loan Agreement  dated  May  10, 1993,  among  Registrant,
              Magicsilk,  Inc.  and National Canada Finance Corp.(4)

   10.2   --  First Amendment  to  Loan  Agreement dated  July  27, 1993, among Registrant, Magicsilk, Inc. and National Canada Finance Corp.(5)

   10.3   --  Second Amendment  to Loan Agreement  dated effective as  of
              November 17, 1993, among Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp.(6)

   10.4   --  Third Amendment to Loan Agreement dated  effective as of March
              18, 1994, among Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp.(3)

   10.5   --  Fourth Amendment  to Loan  Agreement dated  effective as  of
              November 4, 1994, among Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp.(7)

   10.6   --  Fifth Amendment  to Loan  Agreement  dated effective  as of
              February 3, 1995, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp.(7)

   10.7   --  Sixth Amendment to Loan Agreement dated  effective as of March
              14, 1995, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp.(8)

   10.8   --  Seventh Amendment  to Loan  Agreement dated  effective as  of
              August 4, 1995, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp.(9)

   10.9   --  Eighth Amendment to  Loan Agreement dated effective  as of June
              19, 1997 among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp. (12)

   10.10  --  Ninth Amendment  to Loan  Agreement dated  effective as  of
              September 26, 1997 among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc., Star Wholesale Florist, Inc. and National Canada Finance Corp. (12)

   10.11  --  Promissory Note  dated September 26,  1997, executed by
              Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and Star Wholesale Florist, Inc. in the principal amount of $35,000,000, payable to the order of National Canada Finance Corp.(12)

   10.12  --  Amended  and Restated  Security  Agreement  dated  September  26,
              1997, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc., Star Wholesale Florist, Inc. and National Canada Finance Corp.(12)

   10.13  --  Subordination  Agreement dated  July 14,  1992, among  National
              Canada Finance Corp., TBK Partners, L.P., ML-Lee Acquisition Fund, L.P., The Bank of New York Commercial Corporation, Registrant and Magicsilk, Inc.(1)

   10.14  --  Letter agreement  dated May  19, 1997,  setting forth  the terms of a banking facility between Celebrity Exports International Limited and The Hongkong and Shanghai Banking Corporation Limited.(12)

   10.15  --  General  Security  Agreement  Relating  to   Goods  between
              Celebrity Exports International Limited and The Hongkong and Shanghai Banking Corporation Limited dated April 30,
              1984.(1)

   10.16  --  Form of Guarantee  by Limited Company  executed by Registrant  in favor of  The Hongkong and Shanghai Banking Corporation
              Limited.(12)

   10.17  --  Commitment of  Celebrity Exports International  Limited to
              maintain  a combined net worth of HK$50,000,000.(12)

   10.18  --  Term  WCMA Loan  Agreement dated June  17, 1997 between
              Registrant and Merrill Lynch Business Financial Services Inc.(12)

   10.19  --  $5,000,000 Term WCMA Note dated June 17, 1997 signed by
              Registrant and payable to Merrill Lynch Business Financial Services Inc.(12)

   10.20  --  Unconditional Guaranty  dated June  17, 1997,  executed by
              Magicsilk, Inc. in favor of Merrill Lynch Business Financial Services Inc. (12)

   10.21  --  Unconditional Guaranty  dated June 17, 1997, executed by The
              Cluett Corporation in favor of Merrill Lynch Business Financial Services Inc.(12)

   10.22  --  Unconditional Guaranty dated June 17, 1997, executed  by India
              Exotics, Inc. in favor of Merrill Lynch Business Financial Services Inc. (12)

   10.23  --  Deed of  Trust, Security Agreement, Financing Statement and
              Assignment of Rents from Celebrity, Inc. to Trustee for the Benefit of Merrill Lynch Business Financial Services Inc. relating to Winston-Salem, North Carolina property. (12)

   10.24  --  Deed of  Trust, Security Agreement, Financing Statement and
              Assignment of Rents from Celebrity, Inc. to Trustee for the Benefit of Merrill Lynch Business Financial Services Inc. relating to Tyler, Texas property.(12)

   10.25  --  Employment Agreement  dated November 17,  1993, between The
              Cluett Corporation and James N. Gammill, III.(2)

   10.26  --  Employment Agreement  dated February 7,  1995, between India
              Exotics, Inc. and Surendra Khokha.(7)

   10.27  --  Letter Agreement dated June  20, 1996, amending the Employment
              Agreement dated February 7, 1995, between India Exotics, Inc. and Surendra Khokha.(11)

   10.28  --  Employment Agreement  dated February 7,  1995, between India
              Exotics, Inc. and Meena Khokha.(7)

   10.29  --  Letter Agreement dated June  20, 1996, amending the Employment
              Agreement dated February 7, 1995, between India Exotics, Inc. and Meena Khokha.(11)

   10.30  --  Noncompetition Agreement dated November 17, 1993, between
              Registrant and James N. Gammill, III.(2)

   10.31  --  Noncompetition Agreement  dated February  7, 1995,  among India
              Exotics, Inc., Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and Meena Khokha.(7)

   10.32  --  Promissory Note  of India  Exotics, Inc.,  a Texas  corporation, guaranteed by Registrant, dated February 7, 1995, payable to the order of India Exotics, Inc., a Missouri corporation.(7)

   10.33  --  First  Amendment   to  Promissory  Note  dated  June  20,  1996,
              amending the Promissory Note of India Exotics, Inc., a Texas corporation, guaranteed by Registrant, dated February 7, 1995, payable to the order of India Exotics, Inc., a Missouri corporation.(11)

   10.34  --  Promissory Note of India  Exotics, Inc., a Missouri corporation, guaranteed by Registrant, dated February 7, 1995, in the principal amount of $1,800,000 payable to the order of Surendra Khokha and his successors, trustees of the Surendra K. Khokha Revocable Trust, dated July 18, 1985.(7)

   10.35  --  Form of Indemnity Agreement.(1)

   10.36  --  Amended and Restated 1992 Stock Option Plan.(3)

   10.37  --  Amended and Restated 1993 Employee Stock Purchase Plan.(7)

   10.38  --  1998 Employee Bonus Plan.(12)

   10.39  --  Promissory  Note  of Registrant,  dated September  10,  1997, in the principal amount of $500,000 payable to the order of RHP Management, LLC. (12)

   21.1   --  Subsidiaries of Registrant.(10)

   23.1   --  Consent of Price Waterhouse LLP.(12)

   27.1   --  Financial Data Schedule.(12)
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

(10) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.

(11) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

(12)   Filed herewith.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Celebrity, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CELEBRITY, INC.

                                           By  /s/  ROBERT H. PATTERSON, JR.
                                               -------------------------------
                                           Robert H. Patterson, Jr.
                                           Chairman of the Board, President
                                           and Chief Executive Officer

                                           Date: September 26, 1997


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                 SIGNATURE                           CAPACITY IN WHICH SIGNED                    DATE
 ------------------------------------------ ------------------------------------------ ------------------------
        /s/ ROBERT H. PATTERSON, JR.        Chairman of  the Board, President and Chief  September 26, 1997
 ------------------------------------------ Executive   Officer   (Principal  Executive
          Robert H. Patterson, Jr.          Officer,  Principal Financial  Officer  and
                                            Principal Accounting Officer)

              /s/ B.D. HUNTER               Director                                     September 26, 1997
 ------------------------------------------
                B. D. Hunter

             /s/ C. A. LANGNER              Director                                     September 26, 1997
 ------------------------------------------
               C. A. Langner

           /s/ VALERIE ANNE MARS            Director                                     September 26, 1997
 ------------------------------------------
             Valerie Anne Mars


              /s/ RICHARD YUEN              Managing  Director  of  Celebrity   Exports  September 26, 1997
 ------------------------------------------ International Limited and Director
                Richard Yuen

CELEBRITY, INC.

CONSOLIDATED FINANCIAL
STATEMENTS

JUNE 30, 1997 AND 1996

                                                                                                      Page
Report of Independent Accountants..............................................................      F - 3

Consolidated Balance Sheets as of June 30, 1997 and 1996.......................................      F - 4

Consolidated Statements of Operations for the
 Years Ended June 30, 1997, 1996 and 1995......................................................      F - 6

Consolidated Statements of Cash Flows for the
 Years Ended June 30, 1997, 1996 and 1995......................................................      F - 7

Consolidated Statements of Changes in Shareholders'
 Equity for the Years Ended June 30, 1997, 1996 and 1995.......................................      F - 8

Notes to Consolidated Financial Statements.....................................................      F - 9

Consolidated Financial Statement Schedules:
  Schedule II - Valuation and Qualifying Accounts..............................................     F - 23

Other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      (This page intentionally left bank.)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Celebrity, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Celebrity, Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Dallas, Texas

September 4, 1997, except as to Note 7
 which is as of September 29, 1997

                                CELEBRITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                            JUNE 30,
                                                                     -----------------------
                                                                        1997         1996
                                                                     ----------   ----------
      ASSETS

Current assets:
   Cash and cash equivalents .....................................   $      530   $    1,166
   Accounts receivable, net of $2,017 and
    $1,119 allowance for doubtful accounts, respectively .........       15,620       14,919
   Inventories ...................................................       30,619       33,279
   Deferred tax asset ............................................        1,711        2,859
   Other assets ..................................................        1,782        2,332
                                                                     ----------   ----------
      Total current assets .......................................       50,262       54,555
                                                                     ----------   ----------

Property, plant and equipment, net ...............................       11,522       11,774
Deferred tax asset ...............................................          462        1,622
Intangible assets, net ...........................................        4,718        5,048
Other assets .....................................................          489          364
                                                                     ----------   ----------

      Total assets ...............................................   $   67,453   $   73,363
                                                                     ==========   ==========




                  The accompanying notes are an integral part of these consolidated financial statements.

                                CELEBRITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)



                                                                   JUNE 30,
                                                           ------------------------
                                                              1997          1996
                                                           ----------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ....................................   $   10,405    $    8,662
   Accrued expenses ....................................        3,285         4,134
   Income taxes payable ................................          667           936
   Current portion of notes payable ....................       27,067         1,484
                                                           ----------    ----------

      Total current liabilities ........................       41,424        15,216

Notes payable, net of current portion ..................        4,877        31,081
                                                           ----------    ----------

      Total liabilities ................................       46,301        46,297
                                                           ----------    ----------

Redeemable common stock (13,462 and 26,924 shares
 at June 30, 1997 and 1996, respectively) ..............          175           350
                                                           ----------    ----------
Shareholders' equity:
   Preferred stock (10,000,000 shares of par value $.01
    per share authorized; none issued and outstanding in
    1997 or 1996)
   Common stock (25,000,000 shares of par value $.01
    per share authorized; 6,296,140 and 6,282,678 shares
    issued and outstanding at June 30, 1997 and
    1996, respectively) ................................           63            63
   Paid-in capital .....................................       22,353        22,178
   Subscriptions receivable ............................         (442)         (461)
   Retained earnings (accumulated deficit) .............         (469)        5,292
   Cumulative translation adjustment ...................           (3)           (6)
   Treasury stock, at cost .............................         (525)         (350)
                                                           ----------    ----------
      Total shareholders' equity .......................       20,977        26,716
                                                           ----------    ----------

Commitments and contingencies

        Total liabilities, redeemable common stock
         and shareholders' equity ......................   $   67,453    $   73,363
                                                           ==========    ==========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                CELEBRITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)




                                                     YEARS ENDED JUNE 30,
                                        --------------------------------------------
                                            1997            1996            1995
                                        ------------    ------------    ------------
Net sales ...........................   $    125,170    $    115,048    $    118,810

Costs and operating expenses:
   Cost of goods sold ...............         97,479          91,169          89,774
   Selling ..........................          5,508           5,842           4,715
   General and administrative .......         19,474          21,323          16,186
   Depreciation and amortization ....          2,236           2,054           1,566
                                        ------------    ------------    ------------
                                             124,697         120,388         112,241
                                        ------------    ------------    ------------

Operating income (loss) .............            473          (5,340)          6,569
Interest income .....................            192             193             205
Interest expense ....................         (3,408)         (3,882)         (2,238)
Other, net ..........................             (6)             60              87
                                        ------------    ------------    ------------

Income (loss) before income taxes ...         (2,749)         (8,969)          4,623

Provision (benefit) for
  income taxes.......................          3,012          (3,547)            841
                                        ------------    ------------    ------------

Net income (loss) ...................   $     (5,761)   $     (5,422)   $      3,782
                                        ============    ============    ============

Earnings (loss) per common and common
 equivalent share ...................   $       (.91)   $       (.86)   $        .60
                                        ============    ============    ============

Average common and common
   equivalent shares outstanding ....      6,309,602       6,309,602       6,338,702
                                        ============    ============    ============



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                CELEBRITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                         YEARS ENDED JUNE 30,
                                                                --------------------------------------
                                                                   1997          1996          1995
                                                                ----------    ----------    ----------
Operating activities:
    Net income (loss) .......................................   $   (5,761)   $   (5,422)   $    3,782
    Adjustments to reconcile net income (loss) to net
     cash provided  by (used in) operations:
        Depreciation ........................................        1,604         1,364         1,082
        Amortization ........................................          632           690           484
        Deferred income taxes ...............................        2,308        (3,181)         (617)
        Changes in operating assets and liabilities:
           Accounts receivable ..............................         (701)        1,328          (239)
           Inventories ......................................        2,660         3,747       (16,322)
           Other assets, net ................................          593          (852)         (447)
           Accounts payable and accrued expenses ............          894         2,370         3,819
           Income taxes payable .............................         (269)          (86)          157
                                                                ----------    ----------    ----------
           Net cash provided by (used in)
             operating activities ...........................        1,960           (42)       (8,301)
                                                                ----------    ----------    ----------

Investing activities:
    Purchases of equipment ..................................       (1,351)       (1,704)       (1,537)
    Purchase of land ........................................                       (491)
    Expenditures for building construction ..................                                   (1,230)
    Acquisition of India Exotics, net of cash acquired ......                                   (2,396)
    Other ...................................................                       (470)         (379)
                                                                ----------    ----------    ----------
           Net cash used in investing activities.............       (1,821)       (2,574)       (5,163)
                                                                ----------    ----------    ----------

Financing activities:
    Proceeds from lines of credit ...........................       24,980        39,501        52,962
    Payments on lines of credit .............................      (24,732)      (35,708)      (40,686)
    Proceeds from notes payable .............................        5,110           899         1,927
    Payments on notes payable ...............................       (5,979)       (2,749)       (1,187)
    Proceeds from issuance of common stock ..................                                       24
    Redemption of common stock ..............................         (175)         (175)         (175)
    Payments on subscriptions receivable ....................           19            93           114
    Other ...................................................            2                         (29)
                                                                ----------    ----------    ----------
           Net cash provided by (used in)
              financing activities...........................         (775)        1,861        12,950
                                                                ----------    ----------    ----------

Decrease in cash and cash equivalents .......................         (636)         (755)         (514)
Cash and cash equivalents, beginning of period ..............        1,166         1,921         2,435
                                                                ----------    ----------    ----------
Cash and cash equivalents, end of period ....................   $      530    $    1,166    $    1,921
                                                                ==========    ==========    ==========


              See Notes 2, 6, and 7 for supplementary disclosures.

                 The accompanying notes are an integral part of
                   these consolidated financial statements.

                                CELEBRITY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                             (dollars in thousands)




                                                     Common Stock                                     Retained     Cumulative
                                                -----------------------                Subscriptions  Earnings     Treasury
                                                Par Value                  Paid-in     Accumulated   Translation   Stock,
                                                  Shares      Capital     Receivable    (Deficit)    Adjustment    At Cost
                                                ----------   ----------   ----------   ----------    ----------    ----------
Balance at June 30, 1994 ....................    6,253,757   $       63   $   21,804   $     (668)   $    6,932    $       12
Purchase of redeemable common stock .........       13,461                       175
Sale of common stock ........................        2,000                        24
Payment on stock subscriptions ..............                                                 114
Net income ..................................                                                             3,782
Currency translation ........................                                                                             (10)
                                                ----------   ----------   ----------   ----------    ----------    ----------


Balance at June 30, 1995 ....................    6,269,218           63       22,003         (554)       10,714             2
Purchase of redeemable common stock .........       13,461                       175
Payment on stock subscriptions ..............                                                  93
Net loss ....................................                                                            (5,422)
Currency translation ........................                                                                              (8)
                                                ----------   ----------   ----------   ----------    ----------    ----------

Balance at  June 30, 1996 ...................    6,282,679           63       22,178         (461)        5,292            (6)
Purchase of redeemable common stock .........       13,461                       175
Payment on stock subscriptions ..............                                                  19
Net loss ....................................                                                            (5,761)
Currency translation ........................
                                                ----------   ----------   ----------   ----------    ----------    ----------
Balance at June 30, 1997 ....................    6,296,140   $       63   $   22,353   $     (442)   $     (469)   $       (3)
                                                ==========   ==========   ==========   ==========    ==========    ==========

Balance at June 30, 1994 ....................
Purchase of redeemable common stock .........   $     (175)
Sale of common stock ........................
Payment on stock subscriptions ..............
Net income ..................................
Currency translation ........................
                                                ----------

Balance at June 30, 1995 ....................         (175)
Purchase of redeemable common stock .........         (175)
Payment on stock subscriptions ..............
Net loss ....................................
Currency translation ........................
                                                ----------

Balance at  June 30, 1996 ...................         (350)
Purchase of redeemable common stock .........         (175)
Payment on stock subscriptions ..............
Net loss ....................................
Currency translation ........................            3
                                                ----------
Balance at June 30, 1997 ....................   $     (525)
                                                ==========





                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

     Celebrity, Inc. ("Celebrity") and its wholly-owned subsidiaries, Celebrity Exports International Limited ("Celebrity Hong Kong") and Star Wholesale Florist, Inc. ("Star"), are suppliers of high quality artificial flowers, foliage and flowering bushes, selling primarily to craft store chains and other retailers and to wholesale florists. India Exotics, Inc. ("India Exotics"), a wholly-owned subsidiary of Celebrity (Note 3), is a supplier of decorative brass products and other decorative accessories, selling primarily to craft store chains and other specialty retailers and to wholesale florists. The Cluett Corporation ("Cluett"), a wholly-owned subsidiary of Celebrity, assembles artificial trees, floor planters and floral arrangements and markets them primarily to discount retailers and warehouse clubs. Celebrity, Celebrity Hong Kong, Star, India Exotics and Cluett are referred to herein collectively as "Celebrity" or the "Company."

2.   SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION

     All majority-owned subsidiaries are consolidated and all material intercompany accounts and transactions are eliminated.

     REVENUE RECOGNITION

     The Company recognizes revenue from merchandise sales at the time of shipment. Title to merchandise transfers at point of shipment. Damaged or defective products may be returned to the Company for replacement or credit. The Company offers sales volume rebates to customers based on the level of their sales activity. The effects of returns and discounts are estimated and recorded at time of shipment. Volume rebates are estimated and recorded based on sales activity.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include short-term investments with original maturities of three months or less.

     INVENTORIES

     Inventories are valued at the lower of average cost or market. Costs include material, labor and overhead.

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

                                                          Estimated Useful Life
                                                          ---------------------
         Furniture, fixtures and equipment...............    5 to 10 years
         Transportation equipment........................    3 to 5 years
         Buildings.......................................    20 to 31.5 years

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

     LONG-LIVED ASSETS

     The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In such cases, if the future undiscounted cash flows of the underlying assets are less than the carrying amount, then the carrying amount of the long-lived asset will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based on its most recent analysis, the Company believes no impairment of long-lived assets exists at June 30, 1997.

     INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", which prescribes an asset and liability method that requires the recognition of deferred tax assets and liabilities for the anticipated future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company periodically reviews the realizability of its deferred tax assets and records valuation allowances, as appropriate, when realization of the deferred tax asset is not likely.

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") was issued effective for interim and annual periods ending after December 15, 1997. SFAS 128 establishes new standards for computing and presenting earnings per share. If the Company had computed earnings per share in accordance with SFAS 128, basic and diluted earnings (loss) per share would have been the same as the amounts presented on the accompanying consolidated statements of operations.

 3.  ACQUISITIONS

     INDIA EXOTICS

     In February 1995, the Company acquired, in a transaction accounted for as a purchase, the business and certain assets of India Exotics, Inc. of St. Louis, Missouri (the "Seller"). As consideration, the Company, through a wholly-owned subsidiary, India Exotics, paid $2,500,000 in cash, issued a $2,000,000 note payable to the Seller (subsequently reduced to $1,830,000), repaid approximately $2,100,000 of bank debt of the Seller, assumed a $1,800,000 note from the Seller to one of its shareholders and assumed certain trade payables of the Seller. Additionally, India Exotics entered into a noncompetition agreement (Note 15), employment agreements, and certain building lease agreements (Note 11) with certain former shareholders and officers of the Seller and related partnerships.

     The purchase price was allocated to net assets acquired as follows: current assets of $5,146,000 including inventories of $3,576,000, and current liabilities of $2,728,000 (net of the $2,100,000 repayment of bank indebtedness). The excess of purchase price over the fair value of net assets acquired

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     was approximately $3,987,000. The results of operations and cash flows for India Exotics are included in the Consolidated Financial Statements from the date of acquisition.

     The results of operations for the year ended June 30, 1995, on an unaudited pro forma basis, as if the Seller's assets had been acquired on July 1, 1994 (with appropriate adjustments for amortization of intangible assets, interest expense, elimination of certain general and administrative expenses and the related income tax effects), would have been as follows (in thousands except per share amounts):

                                                  Year ended
                                                June 30, 1995
                                                -------------

                    Net sales ................   $  125,484
                                                 ==========
                    Net income ...............   $    4,166
                                                 ==========
                    Earnings per share .......   $      .66
                                                 ==========


4.   COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

     The composition of certain balance sheet accounts as of June 30 is as follows (in thousands):

                                                                      1997          1996
                                                                   ----------    ----------
Inventories:
  Raw materials ................................................   $    8,707    $    6,165
  Finished goods ...............................................       21,912        27,114
                                                                   ----------    ----------
                                                                   $   30,619    $   33,279
                                                                   ==========    ==========
Property, plant and equipment:
  Buildings ....................................................   $    7,625    $    7,625
  Land .........................................................          811           811
  Furniture, fixtures and equipment ............................        6,354         5,259
  Transportation equipment .....................................          697           624
  Leasehold improvements .......................................        1,318         1,415
                                                                   ----------    ----------
                                                                       16,806        15,734
  Less:  accumulated depreciation ..............................       (5,284)       (3,960)
                                                                   ----------    ----------
                                                                   $   11,522    $   11,774
                                                                   ==========    ==========
                                                                      1997          1996
                                                                   ----------    ----------
Intangible assets:
  Excess of cost over fair value of net assets acquired ........   $    4,224    $    4,224
  Customer list ................................................        1,327         1,327
  Trade names ..................................................          397           397
                                                                   ----------    ----------
                                                                        5,948         5,948

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Less:  accumulated amortization ....     (1,230)       (900)
                                       --------    --------
                                       $  4,718    $  5,048
                                       ========    ========


5.   SPECIAL CHARGES

     The Company incurred special charges of approximately $4,400,000 for fiscal year 1996 related to inventory adjustments ($3,800,000) resulting from the discontinuance of certain product lines and a lease obligation reserve ($600,000) resulting from the planned closure of a distribution center and several of the Company's satellite warehouse facilities. The charges were the result of actions taken by the Company in the fourth quarter of 1996 to (i) discontinue and liquidate certain underperforming product lines, and (ii) close a distribution center and several satellite warehouse facilities pursuant to a plan to consolidate warehousing and shipment operations and reduce costs. The charges related to inventory adjustments and lease obligations are included in cost of goods sold and general and administrative expenses, respectively, in the accompanying statements of operations. At June 30, 1997, the remaining reserve related to discontinued product lines was $433,000. The lease obligation reserve was fully utilized during fiscal 1997.

6.   INCOME TAXES

     The components of income (loss) before income taxes are summarized below (in thousands):

                                         Years Ended June 30,
                                 --------------------------------
                                   1997        1996        1995
                                 --------    --------    --------
Domestic .....................   $ (6,829)   $(12,172)   $   (703)
Foreign ......................      4,080       3,203       5,326
                                 --------    --------    --------
                                 $ (2,749)   $ (8,969)   $  4,623
                                 ========    ========    ========

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The components of the provisions (benefits) for income taxes are as follows (in thousands):

                                              Years Ended June 30,
                                       --------------------------------
                                         1997        1996        1995
                                       --------    --------    --------
Current:
  State ............................   $     74    $     75    $     71
  Federal ..........................         --        (924)        434
  Foreign ..........................        630         483         953
                                       --------    --------    --------
                                            704        (366)      1,458
Deferred provision (benefit) .......      2,308      (3,181)       (617)
                                       --------    --------    --------
                                       $  3,012    $ (3,547)   $    841
                                       ========    ========    ========


     The components of the net deferred tax asset are as follows:

                                                            June 30,
                                                     --------------------
                                                       1997        1996
                                                     --------    --------
Special charges ..................................   $    188    $  1,496
Net operating loss and other carryforwards .......      4,454       1,255
Capitalized inventory costs ......................        915       1,119
Provision for losses on accounts receivable ......        563         216
Intangible assets ................................        113         157
Accelerated depreciation .........................        220         130
Other ............................................        174         108
                                                     --------    --------
                                                        6,627       4,481
Less: Valuation allowance ........................     (4,454)         --
                                                     --------    --------
                                                     $  2,173    $  4,481
                                                     ========    ========

     During fiscal 1997, the Company recorded a valuation allowance of $4,454,000 to reflect the amount of deferred tax assets that may not be realized due to the expiration of net operating loss and tax credit carryforwards.

     The provision (benefit) for income taxes differs from those computed using the statutory U.S. federal income tax rate as a result of the following (in thousands):

                                                                              YEARS ENDED JUNE 30,
                                               -------------------------------------------------------------------------
                                                        1997                      1996                      1995
                                               ---------------------     ---------------------     ---------------------
                                                 AMOUNT       RATE         AMOUNT       RATE         AMOUNT        RATE
                                               --------     --------     --------     --------     --------     --------
Provision (benefit) at statutory rate ......   $   (935)         (34%)   $ (3,049)         (34%)   $  1,572           34%
Meals and entertainment and
 other disallowed expenses .................         18                        58                        13            1
Valuation allowance ........................      4,454          162
Other ......................................        175            4                                     55            1
State tax expense ..........................         71            2           50                        59            1
Foreign tax rate differentials .............       (671)         (24)        (606)          (6)        (858)         (19)
                                               --------     --------     --------     --------     --------     --------
                                               $  3,012          110%    $ (3,547)         (40%)   $    841           18%
                                               ========     ========     ========     ========     ========     ========



     Since the Company plans to continue financing Celebrity Hong Kong's expansion through reinvestment of undistributed Celebrity Hong Kong earnings, no provision is made for U.S. taxes on such earnings. If the Celebrity Hong Kong earnings were distributed, the U.S. tax on the distribution would be approximately $3,277,000.

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Income taxes paid during fiscal 1997, 1996 and 1995 were $901,000, $527,000 and $1,186,000, respectively. Included in other current assets at June 30, 1997 and 1996 were U.S. federal income tax receivables of $1,008,000 and $1,027,000, respectively.

     As of June 30, 1997, the Company had net operating loss carryforwards of $12,078,000, foreign tax credit carryforwards aggregating $253,000 and minimum tax credit carryforwards of $87,000. The net operating loss carryforward expires between 2011 and 2012. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards that could be utilized. The foreign tax credit carryforwards expire between 1998 and 2000.

7.   NOTES PAYABLE

     Notes payable consist of the following (in thousands):

                                                                             June 30,
                                                                    ------------------------
                                                                        1997          1996
                                                                    ----------    ----------
Revolving line of credit; interest at prime plus .75%
 (9.25% at June 30, 1997); due March 1998; secured
 by substantially all accounts receivable and inventory .........   $   26,162    $   25,914

Note payable to bank repaid in June 1997 ........................           --         5,255

Note payable to bank; interest at LIBOR plus 2.65%
 (8.78% at June 30, 1997) payable in monthly install-
 ments of $28; due June 2004; secured by real estate ............        5,000            --

Note payable to related partys; interest at prime
 plus .5% (9.00% at June 30, 1997) payable in
 quarterly installments of $125; due February 1998 ..............          375           875

Installment notes payable monthly through January 1999;
 interest rates vary from 7% to 13%; secured
 by automobiles .................................................          137           177

Note payable to related party; interest at 8%; payable in
 annual installments through May 1999 ...........................           64            93

Other ...........................................................          206           251
                                                                    ----------    ----------
                                                                        31,944        32,565
Less:  current portion ..........................................      (27,067)       (1,484)
                                                                    ----------    ----------
                                                                    $    4,877    $   31,081
                                                                    ==========    ==========

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Aggregate maturities of notes payable for the next five years and thereafter are as follows (in thousands):

                    1998 ...............   $   27,067
                    1999 ...............          489
                    2000 ...............          374
                    2001 ...............          348
                    2002 ...............          333
                    Thereafter .........        3,333
                                           ----------
                         Total .........   $   31,944
                                           ==========


     The revolving line of credit provides for borrowings up to a maximum amount of $35,000,000. Borrowing limits are based on specified percentages of eligible accounts receivable and inventories and, as a result of such limits, the maximum amount the Company would have been eligible to borrow at June 30, 1997 was $26,262,000. The commitment fee for the unused portion of the revolving line of credit is 1/2% of the average daily unused portion of the line of credit during each quarter. At June 30, 1997, $96,894 of the revolving line of credit had been reserved as a result of the issuance of letters of credit.

     The $375,000 note payable to a related party was issued in conjunction with the acquisition of the business and assets of India Exotics (Note 3) and has been assigned to the shareholders of the Seller.

     The $64,000 note payable to related party represents an amount due a former Celebrity officer and director and is unsecured.

     The revolving line of credit and note payable to bank contain certain covenants limiting the incurrence of indebtedness, restricting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was not in compliance with certain of these financial covenants at June 30, 1997, specifically the minimum net worth, debt to equity ratio, EBITDA to interest expense and minimum net income requirement. Although the Company received waivers for these violations through December 31, 1997, the waivers related to the line of credit agreement did not extend to any subsequent periods. At September 29, 1997, it is uncertain whether the Company will be in compliance with these covenants at the September 30 or future quarterly measurement dates during fiscal 1998. Therefore, the debt has been classified as a current liability at June 30, 1997, which resulted in the violation of the current ratio covenant contained in the line of credit agreement. The Company has not received a waiver for this violation. However, the Company is presently negotiating a renewal and extension of the line of credit agreement that would reset the covenants and extend the term beyond June 30, 1998. The lender has provided written assurance to the Company of its intent to renew the agreement. Management expects the revised line of credit agreement to be finalized prior to December 31, 1997.

     Interest paid during the years ended June 30, 1997, 1996 and 1995 was $3,435,000, $3,645,000 and $2,158,000, respectively.

8.   REDEEMABLE COMMON STOCK

     In conjunction with Celebrity's initial public offering in December 1992, certain warrants were converted into an aggregate of 67,308 shares of common stock at the initial public offering price of $13 per share. The common stock obtained upon the exercise of these warrants may be put back to the Company at a price per share equal to the greater of the initial public offering price per share or the fair market value per share (as determined pursuant to the terms of the warrant agreement). Celebrity's maximum obligation to purchase common stock on each put date is limited to an aggregate of $175,000. The common stock was put back to the Company annually at September 30, 1993, 1994, 1995 and 1996. At June 30, 1997,
     Celebrity's obligation to purchase common stock for the last

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     remaining put date was $175,000. The Company has been advised that the holders intend to put the remaining common stock back at September 30, 1997.

9.   EMPLOYEE BENEFIT PLANS

     The Celebrity, Inc. 401(k) Plan is available to substantially all of the Company's employees. Eligible employees may contribute up to 15% of their compensation to this plan. Celebrity has contributed an amount equal to 50% of each employee's contribution up to 6% of the employee's compensation. Employee contributions in excess of 6% of the employee's compensation are not matched by Celebrity. The Company contributed $111,000, $79,000 and $41,000 for fiscal 1997, 1996 and 1995, respectively.

     The Celebrity, Inc. 1993 Employee Stock Purchase Plan was adopted in fiscal 1994. Under this plan, the Company may periodically offer to its employees, at its sole discretion, the right to purchase shares of Common Stock at the market value as of the date of the offer. Employee payment for plan shares may be made either with cash or a promissory note. The participants' shares are fully vested upon purchase. The Company has reserved 300,000 shares of Common Stock for issuance under this plan. Subscriptions receivable at June 30, 1997 for purchases of Common Stock under this plan amounted to approximately $442,000 and will be paid over periods of one to ten years.

10.  STOCK OPTION PLAN

     The Celebrity, Inc. 1992 Stock Option Plan (the "Plan") was adopted effective with the completion of the Company's initial public offering. An aggregate of 500,000 shares of Common Stock has been reserved for issuance under the Plan. The Plan permits the granting of incentive stock options to Celebrity's employees and nonqualified stock options to employees, nonemployee members of the board of directors and advisors. Options are exercisable during the period specified in each option agreement and are generally exercisable in installments pursuant to a vesting schedule as designated by the Compensation Committee of the board of directors. The exercise price determined by the Compensation Committee may not be less than the fair market value of the Common Stock on the date of grant. No option will remain exercisable later than ten years after the date of grant. Additional information with respect to stock options issued under the Plan is as follows:

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     Weighted
                                         Number       Average
     Stock Option Activity              of Shares   Exercise Price
     ---------------------              ---------   --------------
June 30, 1994 .....................      147,900      $ 5.81
  Granted .........................      122,500      $ 5.05
  Canceled or surrendered .........       (2,000)     $ 5.38
                                        ----------


June 30, 1995 .....................      268,400      $ 5.46
  Granted .........................        6,000      $ 5.75
  Canceled or surrendered .........      (10,000)     $ 5.88
                                        ----------


June 30, 1996 .....................      264,400      $ 5.46
  Granted .........................      205,000      $ 3.39
  Canceled or surrendered .........      (33,000)     $ 5.43
                                        ----------

June 30, 1997 .....................      436,400      $ 4.49
                                        ==========


     The following information is presented for stock options outstanding at June 30, 1997. At June 30, 1997, 152,120 options are exercisable at a weighted average exercise price of $5.55.

                                           Options Outstanding             Options Exercisable
                                           -------------------             -------------------
                                           Weighted      Weighted                       Weighted
                                            Average      Average                        Average
     Exercise Price                       Remaining      Exercise                       Exercise
         Range                Shares        Life          Price             Shares       Price
     --------------          -------      ---------    ------------         ------    -----------
     $3.19 to $4.00          215,000      9.7 years      $    3.38          12,000        $  3.31
     $4.88 to $6.50          219,400      6.4 years      $    5.50         138,120        $  5.64
     $12.50                    2,000      5.5 years      $   12.50           2,000        $ 12.50

     Included in the table above are 20,000 fully vested nonqualified stock options for three outside directors with exercise prices ranging from $3.38 to $12.50 per share.

     On May 18, 1995 the Compensation Committee of the board of directors approved the amendment of the exercise price for options covering 130,900 shares of Common Stock granted under the Plan in fiscal 1993 from $13.00 to the fair market value on the amendment date ($5.88).

     The Company adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). On a pro forma basis, if the Company had recorded compensation expense in accordance with SFAS 123, the pro forma net loss and loss per share would have been ($6,058,000) and ($.96), respectively, for fiscal 1997 and ($5,437,000) and ($.86), respectively, for fiscal 1996.

     The significant assumptions used to estimate the fair value of the stock options granted in fiscal 1996 and 1997 include a risk-free rate of return of 5.76% in fiscal 1996 and ranging from 6.13% to 6.54% in fiscal 1997, an expected option life of 10 years, an expected volatility of 46.13% in fiscal 1996 and ranging from 44.88% to 45.62% in fiscal 1997.

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  RELATED PARTIES

     Celebrity leases certain office and distribution facilities in Tyler, Texas from a shareholder. Amounts paid under this lease were approximately $120,000 in each year for fiscal 1997, 1996 and 1995, respectively.

     The Company leases, from a partnership controlled by a former officer of India Exotics, one building in St. Louis, Missouri comprised of office and warehouse space. The aggregate rentals paid on this lease during fiscal 1997 and 1996 were approximately $690,000 and $575,000, respectively. The lease provides for minimum annual rental payments of $443,840 and expires in April 2003. In addition to the minimum rentals, the Company pays for taxes, insurance, utility services and certain maintenance items related to the leased property.

     Notes payable at June 30, 1997 includes a note payable to related party (see Note 7).

     The Company purchases decorative brass products and cotton goods from two entities controlled by relatives of a former officer of India Exotics. Purchases from these suppliers during fiscal 1997 and 1996 totaled approximately $5,966,000 and $5,910,000, respectively. The amount due these suppliers at June 30, 1997 and 1996 was approximately $1,481,000 and $2,024,000, respectively, which amounts are included in accounts payable. As part of the India Exotics acquisition, the Company entered into an agreement with one of the suppliers whereby the supplier agreed to supply decorative brass products for a three-year period ending in February 1998.

12.  GEOGRAPHIC INFORMATION

     The Company operates exclusively in a single industry. Celebrity exports artificial flowers, foliage and flowering bushes from Asia to the U.S. and Europe and distributes and markets its products in the U.S. using a direct sales force and distribution centers, primarily to craft store chains and other speciality retailers and to wholesale florists. Cluett assembles artificial trees, floor planters and floral arrangements and markets them primarily to discount retailers and warehouse clubs. India Exotics distributes and markets decorative brass products and other decorative accessories primarily to craft store chains and other speciality retailers and to wholesale florists, primarily in the U.S., using a direct sales force and a distribution center.

     Financial information by geographic area for fiscal 1997, 1996 and 1995 is summarized in the tables below. Intergeographic area sales are accounted for at prices approximating arm's length market prices. Operating income by geographic area is comprised of net sales less operating expenses that are related to the operating revenue derived from the area. Identifiable assets by geographic area are those assets that are used in the operations of the Company in that area.

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  Years ended June 30,
                                       --------------------------------------
                                          1997          1996          1995
                                       ----------    ----------    ----------
                                                   (in thousands)
Net sales to unaffiliated customers:
  Hong Kong ........................   $   60,144    $   54,662    $   79,248
  United States ....................       89,629        80,947        75,015
  Intercompany sales ...............      (24,603)      (20,561)      (35,453)
                                       ----------    ----------    ----------
     Total .........................   $  125,170    $  115,048    $  118,810
                                       ==========    ==========    ==========


                                            Years ended June 30,
                                   --------------------------------------
                                      1997          1996          1995
                                   ----------    ----------    ----------
                                                (in thousands)
Operating earnings (loss):
  Hong Kong ....................   $    4,216    $    3,395    $    5,947
  United States ................       (3,863)       (8,910)          962
  Intercompany sales ...........          120           175          (340)
                                   ----------    ----------    ----------
     Total .....................   $      473    $   (5,340)   $    6,569
                                   ==========    ==========    ==========

Identifiable assets at year-end:
  Hong Kong ....................   $   20,586    $   15,693    $   14,628
  United States ................       67,430        71,598        72,794
  Eliminations .................      (20,563)      (13,928)      (12,781)
                                   ----------    ----------    ----------
     Total .....................   $   67,453    $   73,363    $   74,641
                                   ==========    ==========    ==========


13.  FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short maturities. The carrying amounts of the revolving line of credit and other variable-rate notes payable approximate their fair value because the interest rates on these instruments change with market interest rates. The fair value, based on market interest rates, of the Company's fixed-rate notes payable at June 30, 1997 and 1996, respectively, did not significantly differ from their carrying amount.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company limits its exposure to credit risk on its cash and cash equivalents by placing these instruments with high quality financial institutions. With respect to accounts receivable, the Company is exposed to group concentrations of credit risk as its customer base consists primarily of craft store chains, discount retailers, specialty retailers and warehouse clubs. In addition, in fiscal 1997 and fiscal 1996, the Company had one customer that accounted for sales of $34.6 million and $26.5 million, respectively. The June 30, 1997 accounts receivable balance for this customer was $4.2 million. The Company had

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     two significant customers in fiscal 1995 that accounted for sales of $33.3 million and $12.5 million, respectively. The Company performs ongoing evaluations of the financial conditions of its customers, but does not require collateral to secure customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

14.  CERTAIN FACTORS THAT COULD AFFECT FUTURE OPERATIONS

     The Company derives a substantial amount of its consolidated net sales from products manufactured in and exported from the People's Republic of China (the "PRC") and other locations throughout Asia. Risks inherent in international operations include loss of revenue, property and equipment from such hazards as expropriation, nationalization, war, insurrection and other political risks. Other risks inherent in international operations are the possibility of realizing economic currency exchange losses when transactions are completed in currencies other than U.S. dollars and the Company's ability to freely repatriate its earnings under existing exchange control laws. To date, the Company's international operations have not been materially affected by these risks.

     A significant amount of the Company's international purchasing and exporting activities are controlled in Hong Kong. As such, Celebrity's success depends to some degree on the economic and social conditions in Hong Kong. The PRC resumed control over Hong Kong in July 1997 in accordance with the Sino-British Declaration of 1984 (the "Joint Declaration"). Although the Joint Declaration establishes a framework for the continuation of existing economic and social systems in Hong Kong after 1997, there can be no assurances as to the manner in which this framework will be implemented or whether it will be respected by the PRC authorities. Although the Company believes that it could move its purchasing and exporting activities to another location, the disruption of the Company's operations in Hong Kong could have a materially adverse effect on the Company's business.

15.  COMMITMENTS AND CONTINGENCIES

     RECEIVABLES SOLD WITH RECOURSE

     During fiscal 1997, 1996 and 1995, proceeds of approximately $37,487,000, $27,183,000 and $31,475,000, respectively, were received from a Hong Kong bank in connection with the financing, with recourse, of Celebrity Hong Kong accounts receivable related to shipments directly to customers. As of June 30, 1997 and 1996, Celebrity was contingently liable to the Hong Kong bank in respect of such financing activities for $5,859,000 and $6,649,000, respectively. The Company has retained substantially the same risk of credit loss as if the receivables had not been sold (Note 13). Under a facility with the bank, a maximum aggregate of $5,800,000 in accounts receivable may be financed by the bank at any time, with recourse.

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     LEASES

     The Company leases certain buildings and equipment under noncancelable operating leases. Future minimum lease payments for the next five fiscal years and thereafter are as follows (in thousands):

          1998 .......................   $    1,618
          1999 .......................        1,280
          2000 .......................        1,201
          2001 .......................          921
          2002 .......................          931
          Thereafter .................        5,752
                                         ----------
          Total minimum lease payments   $   11,704
                                         ==========

     Rent expense for operating leases was $3,601,000, $3,792,000 and $2,464,000 for fiscal 1997, 1996 and 1995, respectively.

     OTHER

     The Company is involved in various legal proceedings that arise in the ordinary course of its business. The Company believes that none of its current litigation is likely to have a materially adverse effect on its financial condition or results of operations.

     As part of the India Exotics acquisition, the Company executed noncompetition agreements with two former officers of India Exotics. The agreements call for annual payments of $267,000 and $333,000 in fiscal 1998 and 1999, respectively. Amortization expense is recognized over the terms of the agreements.

                                    CELEBRITY, INC.                 SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED JUNE 30, 1997
                             (dollars in thousands)

   Allowance
      for     Balance at   Charged to                                Balance
   Doubtful   beginning    cost and      Corporate                    at end
   Accounts   of period    expenses     acquisition   Deductions    of period
   ---------  ----------   ----------   -----------   ----------    ---------
      1997    $   1,119    $   1,553     $            $    (655)    $   2,017

      1996        1,539          795                     (1,215)        1,119

      1995          886          574          425          (346)        1,539

                                 EXHIBIT INDEX

Exhibits:


 2.1 -- Asset Purchase Agreement dated as of June 16, 1992, among Registrant, Holdingflower, Inc., a Delaware corporation, Magicsilk, Inc., a Delaware corporation, and Magicsilk, Inc., a Texas corporation.(1)

 2.2 --   Asset Purchase Agreement dated February 7, 1995, among India
          Exotics, Inc., a Texas corporation, Registrant, India Exotics, Inc., a Missouri corporation, Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and the Surendra K. Khokha Revocable Trust, dated July 18, 1985.(7)

 3.1 --   Restated Articles of Incorporation of the Registrant.(1)

 3.2 --   Bylaws of the Registrant.(1)

 4.1 --   Specimen Common Stock Certificate.(1)

 4.2 -- Warrant Agreement dated as of June 16, 1992, between the Registrant and Magicsilk, Inc.(1)

10.1 -- Loan Agreement dated May 10, 1993, among Registrant, Magicsilk, Inc. and National Canada Finance Corp.(4)

10.2 -- First Amendment to Loan Agreement dated July 27, 1993, among Registrant, Magicsilk, Inc. and National Canada Finance Corp.(5)

10.3 -- Second Amendment to Loan Agreement dated effective as of November 17, 1993, among Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp.(6)

10.4 -- Third Amendment to Loan Agreement dated effective as of March 18, 1994, among Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp.(3)

10.5 --   Fourth Amendment to Loan Agreement dated effective as of November
          4, 1994, among Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp.(7)

10.6 -- Fifth Amendment to Loan Agreement dated effective as of February 3, 1995, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp.(7)

10.7 -- Sixth Amendment to Loan Agreement dated effective as of March 14, 1995, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp.(8)

10.8 --   Seventh Amendment to Loan Agreement dated effective as of August
          4, 1995, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp.(9)

10.9 -- Eighth Amendment to Loan Agreement dated effective as of June 19, 1997 among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp. (12)

10.10 --  Ninth Amendment to Loan Agreement dated effective as of
          September 26, 1997 among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc., Star Wholesale Florist, Inc. and National Canada Finance Corp. (12)

10.11 -- Promissory Note dated September 26, 1997, executed by Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and Star Wholesale Florist, Inc. in the principal amount of $35,000,000, payable to the order of National Canada Finance Corp.(12)

10.12 -- Amended and Restated Security Agreement dated September 26, 1997, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc., Star Wholesale Florist, Inc. and National Canada Finance Corp.(12)

10.13 -- Subordination Agreement dated July 14, 1992, among National Canada Finance Corp., TBK Partners, L.P., ML-Lee Acquisition Fund, L.P., The Bank of New York Commercial Corporation, Registrant and Magicsilk, Inc.(1)

10.14 -- Letter agreement dated May 19, 1997, setting forth the terms of a banking facility between Celebrity Exports International Limited and The Hongkong and Shanghai Banking Corporation Limited.(12)

10.15 -- General Security Agreement Relating to Goods between Celebrity Exports International Limited and The Hongkong and Shanghai Banking Corporation Limited dated April 30, 1984.(1)

10.16 -- Form of Guarantee by Limited Company executed by Registrant in favor of The Hongkong and Shanghai Banking Corporation
          Limited.(12)

10.17 -- Commitment of Celebrity Exports International Limited to maintain a combined net worth of HK$50,000,000.(12)

10.18 -- Term WCMA Loan Agreement dated June 17, 1997 between Registrant and Merrill Lynch Business Financial Services Inc.(12)

10.19 --  $5,000,000 Term WCMA Note dated June 17, 1997 signed by
          Registrant and payable to Merrill Lynch Business Financial Services Inc.(12)

10.20 -- Unconditional Guaranty dated June 17, 1997, executed by Magicsilk, Inc. in favor of Merrill Lynch Business Financial Services Inc. (12)

10.21 -- Unconditional Guaranty dated June 17, 1997, executed by The Cluett Corporation in favor of Merrill Lynch Business Financial Services Inc.(12)

10.22 -- Unconditional Guaranty dated June 17, 1997, executed by India Exotics, Inc. in favor of Merrill Lynch Business Financial Services Inc.(12)

10.23 --  Deed of Trust, Security Agreement, Financing Statement and
          Assignment of Rents from Celebrity, Inc. to Trustee for the Benefit of Merrill Lynch Business Financial Services Inc. relating to Winston-Salem, North Carolina property. (12)

10.24 --  Deed of Trust, Security Agreement, Financing Statement and
          Assignment of Rents from Celebrity, Inc. to Trustee for the Benefit of Merrill Lynch Business Financial Services Inc. relating to Tyler, Texas property.(12)

10.25 -- Employment Agreement dated November 17, 1993, between The Cluett Corporation and James N. Gammill, III.(2)

10.26 -- Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Surendra Khokha.(7)

10.27 -- Letter Agreement dated June 20, 1996, amending the Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Surendra Khokha.(11)

10.28 -- Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Meena Khokha.(7)

10.29 -- Letter Agreement dated June 20, 1996, amending the Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Meena Khokha.(11)

10.30 -- Noncompetition Agreement dated November 17, 1993, between Registrant and James N. Gammill, III.(2)

10.31 -- Noncompetition Agreement dated February 7, 1995, among India Exotics, Inc., Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and Meena Khokha.(7)

10.32 -- Promissory Note of India Exotics, Inc., a Texas corporation, guaranteed by Registrant, dated February 7, 1995, payable to the order of India Exotics, Inc., a Missouri corporation.(7)

 10.33 -- First Amendment to Promissory Note dated June 20, 1996, amending the Promissory Note of India Exotics, Inc., a Texas corporation, guaranteed by Registrant, dated February 7, 1995, payable to the order of India Exotics, Inc., a Missouri corporation.(11)

 10.34 -- Promissory Note of India Exotics, Inc., a Missouri corporation, guaranteed by Registrant, dated February 7, 1995, in the principal amount of $1,800,000 payable to the order of Surendra Khokha and his successors, trustees of the Surendra K. Khokha Revocable Trust, dated July 18, 1985.(7)

 10.35 --  Form of Indemnity Agreement.(1)

 10.36 --  Amended and Restated 1992 Stock Option Plan.(3)

 10.37 --  Amended and Restated 1993 Employee Stock Purchase Plan.(7)

 10.38 --  1998 Employee Bonus Plan.(12)

 10.39 -- Promissory Note of Registrant, dated September 10, 1997, in the principal amount of $500,000 payable to the order of RHP Management, LLC. (12)

 21.1 --  Subsidiaries of Registrant.(10)

 23.1 --  Consent of Price Waterhouse LLP.(12)

 27.1 --  Financial Data Schedule.(12)

----------------

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

(10) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.

(11) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

(12)     Filed herewith.