Form 10-K405/A
period 1997-06-30
CELEBRITY INC
filed 1997-10-06
CIK 891422

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            --------------------


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


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


                               INDEX TO FORM 10-K/A

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

SALES AND MARKETING


       Celebrity's sales force is organized by geographic area and product line. The Company employs 26 salespeople and contracts with 24 independent sales representatives. Sales of artificial floral products outside the U.S., aggregating approximately $8.8 million in fiscal 1997, are made primarily to customers in Europe. Most sales outside the U.S. are made by the staff of Celebrity Hong Kong. See Note 12 to the Consolidated Financial Statements for financial information by geographic area. Large corporate accounts are served by the national sales managers. Company salespeople receive base salaries, monthly commissions and year-end bonuses based on sales volume. Independent sales representatives receive commissions based on a percentage of their net sales.


       Celebrity participates in the major artificial floral trade shows held annually in Las Vegas, Dallas, Hong Kong and Frankfurt, Germany. Through these shows Celebrity promotes its name and brands and introduces its products to potential customers. Products sold through wholesale florists are promoted by the Company through advertisements in florist trade publications.


       The Company's distribution centers in Tyler, Texas and St. Louis, Missouri, and floral arrangement production facilities in Winston-Salem, North Carolina; Tyler, Texas; and Vista, California, assure rapid delivery to customers over a broad geographic area.

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


       A single customer, Michaels Stores, accounted for $34.6 million, or 27.6%, of consolidated net sales in fiscal 1997. The loss of the largest customer or a significant portion of its business, or the ability of such customer to cause the Company to reduce its profit margins, could have a material adverse effect on the Company.


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

TRADEMARKS


       The Company has registered the BOTANIX(R), CELEBRITY DESIGNS(R), CELEBRITY SILK(R), FLORA LACE COLLECTION and Design(R), CLUETT CANE COLLECTION(R), GOLD LEAF COLLECTION(R), COLOR CONCEPTS(R), COLOR UNION(R), GOLD LEAF COLLECTION and Design(R), INDIA EXOTICS and Design(R), INDOOR GARDEN COLLECTION(R), KARISMA(R), MAGICSILK(R), MR. SILK SHINE(R) , OLIVER'S GREENHOUSE COLLECTION(R), SEND A SILK(R), SILK ACCENTS(R), THE GREENHOUSE COLLECTION(R), THE GREENHOUSE COLLECTION and Design(R), TROPICAL PALM(R) and THE SILK GARDENER(R) trademarks with the U.S. Patent and Trademark Office in conjunction with its products and services. The Company has applications pending in the United States Patent and Trademark Office for registration of 12 additional marks. The Company also has registered certain of its trademarks in a number of foreign countries. The Company believes that its trademarks have significant value in the marketing of its products and services and protects its trademarks vigorously against infringement.

TRADE REGULATION


       The Company currently imports products manufactured in the PRC and other locations throughout southeastern Asia. Products imported by the Company into the U.S. are subject to U.S. customs duties on the price paid for the products, which are payable when the products are brought over the U.S. border. The duty is paid by either the Company or its customers, depending on which party assumes responsibility for importation. Customer purchases of artificial floral products directly from Celebrity Hong Kong, with customers responsible for importation and paying their own import duties, accounted for approximately 32% of consolidated net sales in fiscal 1997.



       Artificial floral products sold by Celebrity Hong Kong to customers outside the U.S., accounting for approximately 7% of consolidated net sales in fiscal 1997, may be subject to tariffs imposed by the destination countries but would not be subject to U.S. tariffs. Although U.S. customs duties paid by the Company, ranging from approximately 8% to 17% of the cost of imported merchandise, have been relatively constant for several years, changes in customs rates could adversely affect the Company's ability to import quality products at favorable prices. Likewise, import quotas or embargoes could limit the amount of merchandise the Company could import from time to time, affecting the Company's ability to meet its customers' demands.


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


       Additionally, even if most favored nation status is maintained for the PRC, significant forces in the Congress and elsewhere are pressing for other sanctions in response to the PRC's human rights, arms and intellectual property rights policies, and there is no assurance that these possible sanctions will not affect the Company.


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


       C. David Gingrich has served as the President of Cluett since February 1995. From August 1988 through February 1995, Mr. Gingrich served as Vice President of Sales and Marketing of Seco, Inc., a manufacturer of window fashions, including blinds and pleated shades, in Napierville, Illinois. He served as Managing Director of Intercraft Industries, Inc., a manufacturer of picture frames, from December 1980 through August
1988.


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

                                                                  YEAR ENDED JUNE 30,
                                            --------------------------------------------------------------
                                               1997         1996         1995         1994         1993
                                            -----------  ----------   ----------  -----------  -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 STATEMENT OF OPERATIONS DATA:
   Net sales . . . . . . . . . . . . . .    $   125,170  $  115,048   $  118,810  $    90,884  $    73,183
   Net income (loss) . . . . . . . . . .    $    (5,761) $   (5,422)  $    3,782  $     1,130  $     2,893
   Earnings (loss) per common share and
       common equivalent share . . . . .    $      (.91) $     (.86)  $      .60  $       .18  $       .54



                                                                       JUNE 30,
                                           -------------------------------------------------------------
                                              1997         1996         1995        1994         1993
                                           ----------  -----------  -----------  -----------  ----------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:(1)
  Total assets  . . . . . . . . . . . .    $   67,453  $    73,363  $    74,641  $    47,105  $   42,045
  Current liabilities . . . . . . . . .    $   41,424  $    15,216  $    14,122  $     6,561  $    6,849
  Notes payable, net of current portion    $    4,877  $    31,081  $    27,941  $    11,701  $    7,286
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


       Provision for income taxes increased from a benefit of $3.5 million in fiscal 1996 to a provision for income tax expense of $3.0 million in fiscal 1997. Included in the provision for income tax expense in fiscal 1997 is a charge of $4.4 million to record a valuation allowance to reflect the estimated amount of deferred tax assets that, at this time, are uncertain to be realized in the future. These uncertainties relate primarily to the ability to utilize net operating loss carryforwards and certain tax credit carryforwards prior to their expiration. If the Company's U.S. operations are sufficiently profitable in the future, this reserve will be released and the net operating loss and tax credit carryforwards will be available to shelter future U.S. taxable income.

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


       The Company has a revolving line of credit for its Celebrity, Cluett, India Exotics and Star Wholesale Florist, Inc. operations in a maximum amount of $35.0 million. At August 31, 1997, the outstanding balance on this line of credit was approximately $25.6 million. Borrowing limits are based on specified percentages of eligible accounts receivable and inventories and, as a result of such limits, the maximum amount the Company was eligible to borrow at August 31, 1997, was $25.6 million. Interest is charged monthly on the daily outstanding balance at the bank's prime rate of interest plus 3/4% per annum. Amounts borrowed under the line of credit are secured by accounts receivable and inventory of Celebrity and its Cluett, India Exotics and Star Wholesale Florist, Inc. subsidiaries. The line of credit contains certain covenants limiting the incurrence of indebtedness, restricting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was not in compliance with certain of these financial covenants at June 30, 1997, specifically the minimum net worth, debt to equity ratio, EBITDA to interest expense ratio and minimum net income requirements. Although the Company received waivers for these violations at June 30, 1997, the waivers did not extend to any subsequent periods. At September 29, 1997 it is uncertain whether the Company will be in compliance with these covenants at the September 30 or future quarterly measurement dates during fiscal 1998. Therefore, the debt has been classified as a current liability at June 30, 1997, which resulted in the violation of the current ratio covenant contained in the line of credit agreement. The Company has not received a waiver for this violation. However, the Company is presently negotiating a renewal and extension of the line of credit agreement that would reset the covenants and extend the term beyond June 30, 1998. The lender has provided written assurance to the Company of its intent to renew and extend the agreement. Management expects the revised line of credit agreement to be finalized prior to December 31, 1997. There can be no assurance, however, that negotiations with the lender will be successful. See note 7 to the Consolidated Financial Statements.

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


       In June 1997, the Company entered into a new revolving credit facility with an additional bank, which matures in June 2004. Under the new credit facility, the Company may borrow a maximum aggregate amount of $5.0 million. At August 31, 1997, the outstanding balance under this facility was approximately $5.0 million. Interest accrues on the principal amount outstanding under the facility at the rate of LIBOR plus 2.65% per annum. Amounts borrowed under the facility are secured by certain real estate owned by the Company, and the facility contains covenants requiring the Company to maintain certain financial ratios. While the Company was not in compliance with certain of these financial covenants at June 30, 1997, it has obtained a waiver from the bank with respect to such noncompliance through June 30, 1998. The Company used proceeds from this new facility to repay the $4.6 million of indebtedness outstanding under a $5.0 million loan with a different bank.


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


       The Company believes that its current financial position and cash flows from operations, plus its credit facilities once renegotiated as described above, will be adequate to fund its operations and expansion plans for the foreseeable future. There is no assurance, however, that these sources will be sufficient to fund its operations and expansion plans or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company.

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

   10.35  --  Form of Indemnity Agreement.(1)

   10.36  --  Amended and Restated 1992 Stock Option Plan.(3)

   10.37  --  Amended and Restated 1993 Employee Stock Purchase Plan.(7)

   10.38  --  1998 Employee Bonus Plan.(12)

   10.39  --  Promissory  Note  of Registrant,  dated September  10,  1997, in the principal amount of $500,000 payable to the order of RHP Management, LLC. (12)

   21.1   --  Subsidiaries of Registrant.(10)

   23.1   --  Consent of Price Waterhouse LLP.(12)


   23.2   --  Consent of Price Waterhouse LLP.(13)


   27.1   --  Financial Data Schedule.(12)
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


(12) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.

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


                                           Date: October 3, 1997

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

                                CELEBRITY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                             (dollars in thousands)





                                                                                                     Retained
                                                     Common Stock                                    Earnings      Cumulative
                                                -----------------------    Paid-in   Subscriptions (Accumulated    Translation
                                                  Shares     Par Value     Capital     Receivable    Deficit)     Adjustment
                                                ----------   ----------   ----------   ----------    ----------    -----------
Balance at June 30, 1994 ....................    6,253,757   $       63   $   21,804   $     (668)   $    6,932    $       12
Purchase of redeemable common stock .........       13,461                       175
Sale of common stock ........................        2,000                        24
Payment on stock subscriptions ..............                                                 114
Net income ..................................                                                             3,782
Currency translation ........................                                                                             (10)
                                                ----------   ----------   ----------   ----------    ----------    ----------


Balance at June 30, 1995 ....................    6,269,218           63       22,003         (554)       10,714             2
Purchase of redeemable common stock .........       13,461                       175
Payment on stock subscriptions ..............                                                  93
Net loss ....................................                                                            (5,422)
Currency translation ........................                                                                              (8)
                                                ----------   ----------   ----------   ----------    ----------    ----------

Balance at  June 30, 1996 ...................    6,282,679           63       22,178         (461)        5,292            (6)
Purchase of redeemable common stock .........       13,461                       175
Payment on stock subscriptions ..............                                                  19
Net loss ....................................                                                            (5,761)
Currency translation ........................                                                                               3
                                                ----------   ----------   ----------   ----------    ----------    ----------
Balance at June 30, 1997 ....................    6,296,140   $       63   $   22,353   $     (442)   $     (469)   $       (3)
                                                ==========   ==========   ==========   ==========    ==========    ==========

                                               Treasury
                                               Stock,
                                               At Cost
                                               ----------
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

                                                  Year ended
                                                June 30, 1995
                                                -------------

                    Net sales ................   $  125,484
                                                 ==========
                    Net income ...............   $    4,166
                                                 ==========
                    Earnings per share .......   $      .66
                                                 ==========


4.   COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

     The composition of certain balance sheet accounts as of June 30 is as follows (in thousands):


                                                                      1997          1996
                                                                   ----------    ----------
Inventories:
  Raw materials ................................................   $    8,707    $    6,165
  Finished goods ...............................................       21,912        27,114
                                                                   ----------    ----------
                                                                   $   30,619    $   33,279
                                                                   ==========    ==========
Property, plant and equipment:
  Buildings ....................................................   $    7,625    $    7,625
  Land .........................................................          811           811
  Furniture, fixtures and equipment ............................        6,355         5,259
  Transportation equipment .....................................          697           624
  Leasehold improvements .......................................        1,318         1,415
                                                                   ----------    ----------
                                                                       16,806        15,734
  Less:  accumulated depreciation ..............................       (5,284)       (3,960)
                                                                   ----------    ----------
                                                                   $   11,522    $   11,774
                                                                   ==========    ==========
                                                                      1997          1996
                                                                   ----------    ----------
Intangible assets:
  Excess of cost over fair value of net assets acquired ........   $    4,224    $    4,224
  Customer list ................................................        1,327         1,327
  Trade names ..................................................          397           397
                                                                   ----------    ----------
                                                                        5,948         5,948

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Less:  accumulated amortization ....     (1,230)       (900)
                                       --------    --------
                                       $  4,718    $  5,048
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

     The provision (benefit) for income taxes differs from those computed using the statutory U.S. federal income tax rate as a result of the following (in thousands):


                                                                              YEARS ENDED JUNE 30,
                                               -------------------------------------------------------------------------
                                                        1997                      1996                      1995
                                               ---------------------     ---------------------     ---------------------
                                                 AMOUNT       RATE         AMOUNT       RATE         AMOUNT        RATE
                                               --------     --------     --------     --------     --------     --------
Provision (benefit) at statutory rate ......   $   (935)         (34%)   $ (3,049)         (34%)   $  1,572           34%
Meals and entertainment and
 other disallowed expenses .................         18                        58                        13            1
Valuation allowance ........................      4,454          162
Other ......................................         75            3                                     55            1
State tax expense ..........................         71            3           50                        59            1
Foreign tax rate differentials .............       (671)         (24)        (606)          (6)        (858)         (19)
                                               --------     --------     --------     --------     --------     --------
                                               $  3,012          110%    $ (3,547)         (40%)   $    841           18%
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


     As of June 30, 1997, the Company had net operating loss carryforwards of $12,078,000, foreign tax credit carryforwards aggregating $253,000 and minimum tax credit carryforwards of $87,000. The net operating loss carryforwards expire between 2011 and 2012. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards that could be utilized. The foreign tax credit carryforwards expire between 1998 and 2000.


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


     The revolving line of credit contains certain covenants limiting the incurrence of indebtedness, restricting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was not in compliance with certain of these financial covenants at June 30, 1997, specifically the minimum net worth, debt to equity ratio, EBITDA to interest expense and minimum net income requirements. Although the Company received waivers for these violations at June 30, 1997, the waivers did not extend to any subsequent periods. At September 29, 1997, it is uncertain whether the Company will be in compliance with these covenants at the September 30 or future quarterly measurement dates during fiscal 1998. Therefore, the debt has been classified as a current liability at June 30, 1997, which resulted in the violation of the current ratio covenant contained in the line of credit agreement. The Company has not received a waiver for this violation. However, the Company is presently negotiating a renewal and extension of the line of credit agreement that would reset the covenants and extend the term beyond June 30, 1998. The lender has provided written assurance to the Company of its intent to renew and extend the agreement. Management expects the revised line of credit agreement to be finalized prior to December 31, 1997.



     The note payable to bank contains certain covenants requiring the Company to maintain certain financial ratios. While the Company was not in compliance with certain of these financial covenants at June 30, 1997, it has obtained a waiver from the bank with respect to such noncompliance through June 30, 1998.


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

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  RELATED PARTIES


     Celebrity leases certain office and distribution facilities in Tyler, Texas from a shareholder. Amounts paid under this lease were approximately $120,000 in each year for fiscal 1997, 1996 and 1995.


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

15.  COMMITMENTS AND CONTINGENCIES

     RECEIVABLES SOLD WITH RECOURSE


     During fiscal 1997, 1996 and 1995, proceeds of approximately $37,487,000, $27,183,000 and $31,475,000, respectively, were received from a Hong Kong bank in connection with the financing, with recourse, of Celebrity Hong Kong accounts receivable related to shipments directly to customers. As of June 30, 1997 and 1996, Celebrity was contingently liable to the Hong Kong bank in respect of such financing activities for $5,859,000 and $6,649,000, respectively. The Company has retained substantially the same risk of credit loss as if the receivables had not been sold (Note 13).
     The bank is obligated to finance at any time a maximum aggregate of $5,800,000 in accounts receivable, with recourse.

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     LEASES

     The Company leases certain buildings and equipment under noncancelable operating leases. Future minimum lease payments for the next five fiscal years and thereafter are as follows (in thousands):


          1998 .......................   $    1,618
          1999 .......................        1,280
          2000 .......................        1,201
          2001 .......................          921
          2002 .......................          931
          Thereafter .................        5,752
                                         ----------
          Total minimum lease payments   $   11,703
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


     As part of the India Exotics acquisition, the Company executed a noncompetition agreement with two former officers of India Exotics. The agreement calls for annual payments of $267,000 and $333,000 in fiscal 1998 and 1999, respectively. Amortization expense is recognized over the terms of the agreement.

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


 23.2 --  Consent of Price Waterhouse LLP.(13)


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


(12) Previously filed as an exhibit to the Registrant's Annual Report on form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.

(13)     Filed herewith.