Form 10-Q
period 1997-09-30
CELEBRITY INC
filed 1997-11-14
CIK 891422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

The registrant had 6,307,419 shares of Common Stock, par value $.01 per share, outstanding as of November 7, 1997.

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS                                          Page

         Condensed Consolidated Balance Sheets at
           September 30, 1997 and June 30, 1997
           (Unaudited)...................................................2

         Condensed Consolidated Statements of Income
           for the three months ended
           September 30, 1997 and 1996 (Unaudited).......................3

         Condensed Consolidated Statements of Cash
           Flows for the three months ended
           September 30, 1997 and 1996 (Unaudited).......................4

         Notes to Condensed Consolidated Financial
           Statements (Unaudited)........................................5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS....................................................6

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................10

         SIGNATURES......................................................11

                         PART I - FINANCIAL INFORMATION

                                 CELEBRITY, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

               ASSETS
                                                                      September 30,   June 30,
                                                                         1997           1997
                                                                       --------       --------

Current assets:
         Cash and cash equivalents                                     $    354       $    530
         Accounts receivable, net                                        16,971         15,620
         Inventories                                                     31,980         30,619
         Other current assets                                             2,593          3,493
                                                                       --------       --------
Total current assets                                                     51,898         50,262
Property, plant and equipment, net                                       11,260         11,522
Other assets                                                              5,536          5,669
                                                                       --------       --------
         Total assets                                                  $ 68,694       $ 67,453
                                                                       ========       ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                              $ 11,157       $ 10,405
         Accrued expenses                                                 4,584          3,952
         Current portion of notes payable                                27,391         27,067
                                                                       --------       --------
Total current liabilities                                                43,132         41,424
Notes payable, net of current portion                                     4,838          4,877
                                                                       --------       --------
Total liabilities                                                        47,970         46,301
                                                                       --------       --------
Redeemable common stock                                                     175            175
Shareholders' equity:
         Common stock                                                        63             63
         Paid-in capital                                                 22,505         22,353
         Subscriptions receivable                                          (580)          (442)
         Accumulated deficit                                               (912)          (469)
         Treasury stock, at cost                                           (525)          (525)
         Cumulative translation adjustment                                   (2)            (3)
                                                                       --------       --------
Total shareholders' equity                                               20,549         20,977
                                                                       --------       --------
Commitments and contingencies
         Total liabilities, redeemable common stock and
            shareholders' equity                                       $ 68,694       $ 67,453
                                                                       ========       ========

     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
                   Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                 Three Months
                                               Ended September 30,
                                            -----------------------
                                              1997           1996
                                            --------       --------

Net sales                                   $ 30,208       $ 31,447
                                            --------       --------
Costs and operating expenses:
         Cost of goods sold                   22,669         23,184
         Selling expenses                      1,347          1,411
         General and administrative            5,139          4,992
         Depreciation and amortization           517            596
                                            --------       --------
Total expenses                                29,672         30,183
                                            --------       --------
Operating income                                 536          1,264
Interest expense, net                           (805)          (851)
Other, net                                        (9)             5
                                            --------       --------
Income (loss) before income taxes               (278)           418
Provision (benefit) for income taxes             165            (67)
                                            --------       --------
Net income (loss)                           $   (443)      $    485
                                            ========       ========
Earnings (loss) per share                   $   (.07)      $    .08
                                            ========       ========

Average common and common
   equivalent shares outstanding               6,310          6,311
                                            ========       ========

     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Three Months
                                                                Ended September 30,
                                                              ---------------------
                                                               1997           1996
                                                              -------       -------

Operating activities:
         Net income (loss)                                    $  (443)      $   485

         Adjustments to reconcile net income
                (loss) to net cash used in operations:
             Depreciation and amortization                        517           596
             Deferred income taxes                                             (190)
         Changes in operating assets and liabilities:
             Accounts receivable                               (1,503)       (4,377)
             Inventories                                       (1,361)        1,592
             Other assets, net                                  1,033           501
             Accounts payable and accrued expenses              1,385          (208)
                                                              -------       -------
         Net cash used in operating activities                   (372)       (1,601)
                                                              -------       -------
Investing activities:
         Additions to property and equipment                     (121)         (326)
         Other                                                     18
                                                              -------       -------
         Net cash used in investing activities                   (103)         (326)
                                                              -------       -------
Financing activities:
         Payments on notes payable                               (284)         (936)
         Proceeds from notes payable                              722
         Net proceeds (repayments) under lines of credit         (153)        2,365
         Payments on subscriptions receivable                      14             3
                                                              -------       -------
         Net cash provided by financing activities                299         1,432
                                                              -------       -------
Decrease in cash                                                 (176)         (495)
Cash and cash equivalents, at beginning of period                 530         1,166
                                                              -------       -------
Cash and cash equivalents, at end of period                   $   354       $   671
                                                              =======       =======

     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   THE BUSINESS AND BASIS OF PRESENTATION

Description of Business

     Celebrity, Inc. ("Celebrity" or the "Company") is a supplier of high quality artificial flowers, foliage, flowering bushes, decorative brass products and other decorative accessories to craft store chains and other specialty retailers and to wholesale florists throughout North America and Europe. Celebrity imports and/or produces over 9,000 home accent, decorative accessory and giftware items, including artificial floral arrangements, floor planters and trees, a wide range of decorative brass and textile products, and a broad line of seasonal items such as Christmas trees, wreaths, garlands and other ornamental products.

Basis of Presentation

     The Condensed Consolidated Financial Statements include the accounts of Celebrity and its wholly-owned subsidiaries, Celebrity Exports International Limited ("Celebrity Hong Kong"), The Cluett Corporation ("Cluett"), India Exotics, Inc. ("India Exotics"), Magicsilk, Inc. ("Magicsilk") and Star Wholesale Florist, Inc. ("Star Wholesale"). All intercompany accounts and transactions have been eliminated.

     The accompanying Condensed Consolidated Financial Statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

2.   INVENTORY

     The composition of inventories at September 30, 1997, and June 30, 1997 is as follows:

                     September 30,       June 30,
                          1997             1997
                       ---------        --------

Raw materials          $  11,644        $  8,707
Finished goods            20,336          21,912
                       ---------        --------
                       $  31,980        $ 30,619
                       =========        ========

3.   REDEEMABLE COMMON STOCK

     The Company is obligated to repurchase approximately 13,461 shares of its common stock ("Common Stock") for an aggregate consideration of $175,000. The repurchase obligation is pursuant to certain put options issued in connection with the Magicsilk acquisition in 1992. The holders of such put options have notified the Company of their exercise of the put options with respect to such shares. Upon the Company's repurchase of such shares, the Company will have satisfied its repurchase obligations under the put options.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), was issued effective for interim and annual periods ending after December 15, 1997. SFAS 128 establishes new standards for computing and presenting earnings per share. If the Company had computed earnings per share in accordance with SFAS 128, basic and diluted earnings
(loss) per share would have been the same as the amounts presented on the accompanying condensed consolidated statements of operations.

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

RESULTS OF OPERATIONS

     The following table sets forth certain items in the Condensed Consolidated Statements of Income of Celebrity expressed as a percentage of net sales for the periods indicated:

                                                            THREE MONTHS
                                                                ENDED
                                                            SEPTEMBER 30,
                                                     1997                       1996
                                                 -------------         -------------

Net sales                                                 100%                  100%
                                                 -------------         -------------
Costs and operating expenses:
         Cost of goods sold                                75%                   74%
         Selling expenses                                   4%                    4%
         General and administrative expenses               17%                   16%
         Depreciation and amortization                      2%                    2%
                                                 -------------         -------------
Total expenses                                             98%                   96%
                                                 -------------         -------------
Operating income (loss)                                     2%                    4%
Interest expense, net                                     (3)%                  (3)%
                                                 -------------         -------------
Income (loss) before income taxes                         (1)%                    1%
Provision (benefit) for income taxes                      (1)%                  (1)%
                                                 -------------         -------------
Net income (loss)                                         (2)%                    2%
                                                 =============         =============

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net sales decreased 4% from $31.4 million in fiscal 1997 to $30.2 million in fiscal 1998. The decrease was primarily attributable to lower sales by the India Exotics and Cluett subsidiaries. Decreased sales by Cluett relate primarily to the timing of sales to a major customer that was in the process of implementing an inventory reduction program.

     Cost of goods sold decreased 2% from $23.2 million in fiscal 1996 to $22.7 million in fiscal 1997. The decrease was primarily attributable to the lower sales volume in fiscal 1998. Cost of goods sold as a percentage of net sales remained virtually unchanged at 75% in fiscal 1998 as compared to 74% in fiscal 1997.

     Selling expenses decreased from $1.4 million in fiscal 1997 to $1.3 million in fiscal 1998. Selling expenses as a percentage of net sales remained unchanged at 4% in fiscal 1997 and 1998. The decrease in selling expenses was attributable to the decline in sales volume.

     General and administrative expenses increased from $5.0 million, or 16% of net sales, in fiscal 1997 to $5.1 million, or 17% of net sales, in fiscal 1998. The increases in the amount of general and administrative expenses were attributable to higher costs of operating the Star Wholesale location in Dallas, Texas, which opened in May 1997.

     Depreciation and amortization expenses of $517,000 in fiscal 1998 were down slightly from $596,000 in fiscal 1997. The Company expects, however, that depreciation and amortization will increase as a result of its continuing program of upgrading its management information systems.

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

LIQUIDITY AND CAPITAL RESOURCES

     Celebrity's sales and marketing strategy and the growth of its business have required a significantly increased investment in inventory. At the end of fiscal 1996, however, the Company adopted a strategy to increase inventory turnover by maintaining its sales growth while carrying reduced levels of inventory. Inventory levels decreased approximately $1.3 million from $33.3 million at June 30, 1996 to $32.0 million at September 30, 1997. Additionally, the Company follows the industry practice of offering extended terms to qualified customers for sales of Christmas merchandise. These sales generally take place between the months of June and October on terms not requiring payment until December 1. The Company has traditionally relied on borrowings under its revolving line of credit and cash flows from operations to fund these and other working capital needs.

     The Company has a revolving line of credit for its Celebrity, Cluett, India Exotics and Star Wholesale operations in a maximum amount of $35.0 million. At September 30, 1997, the outstanding balance on this line of credit was approximately $26.0 million. Borrowing limits are based on specified percentages of eligible accounts receivable and inventories and, as a result of such limits, the maximum amount the Company was eligible to borrow at September 30, 1997, was $27.0 million. Interest is charged monthly on the daily outstanding balance at the bank's prime rate of interest plus 3/4% per annum. Amounts borrowed under the line of credit are secured by accounts receivable and inventory of Celebrity and its Cluett, India Exotics and Star Wholesale subsidiaries. The line of credit contains certain covenants limiting the incurrence of indebtedness, restricting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was not in compliance with certain of these financial covenants at June 30, 1997 and September 30, 1997, specifically the minimum net worth, debt to equity ratio, EBITDA to interest expense ratio and minimum net income requirements. Although the Company received waivers for these violations at June 30, 1997, the waivers did not extend to any subsequent periods. At November 14, 1997 it is uncertain whether the Company will be in compliance with these covenants at the December 31, 1997 or future quarterly measurement dates during fiscal 1998. Therefore, the debt has been classified as a current liability at June 30, 1997 and September 30, 1997, which resulted in the violation of the current ratio covenant contained in the line of credit agreement. The Company has not received a waiver for this violation. However, the Company is presently negotiating a renewal and extension of the line of credit agreement that would reset the covenants and extend the term beyond June 30, 1998. The lender has provided written assurance to the Company of its intent to renew and extend the agreement. Management expects the revised line of credit agreement to be finalized prior to December 31, 1997. There can be no assurance, however, that negotiations with the lender will be successful.

     Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers after the manufacturers deliver products in Hong Kong for export. Celebrity Hong Kong finances these cash payments through a credit facility with a Hong Kong bank. Generally, under the terms of this facility the bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong. The bank is reimbursed when payment for these shipments is received. Under the terms of the facility, the maximum aggregate amount of Celebrity Hong Kong export bills the bank is obligated to finance at any time is $5.8 million. At September 30, 1997, export bills of Celebrity Hong Kong aggregating $7.5 million were being financed by the bank. All of these bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation.

     In June 1997, the Company entered into a new revolving credit facility with an additional bank, which matures in June 2004. Under the new credit facility, the maximum amount the lender is obligated to lend to the Company is $4.9 million. At September 30, 1997, the outstanding balance under this facility was approximately $5.0 million. Interest accrues on the principal amount outstanding under the facility at the rate of LIBOR plus 2.65% per annum. Amounts borrowed under the facility are secured by certain real estate owned by the Company, and the facility contains covenants requiring the Company to maintain certain financial ratios. While the Company was not in compliance with certain of these financial covenants at June 30, 1997, it has obtained a waiver from the bank with respect to such noncompliance through June 30, 1998. The Company used proceeds from this new facility to repay the $4.6 million of indebtedness outstanding under a $5.0 million loan with a different bank.

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

     The Company believes that its current financial position and cash flows from operations, plus borrowings under its credit facilities, once negotiated as described above, will be adequate to fund its operations and expansion plans for the foreseeable future. There is no assurance, however, that these sources will be sufficient to fund its operations and expansion plans or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

27.1              Financial Data Schedule. (1)

(b)      Reports on Form 8-K:

         None.


-----------------
(1)      Filed only with EDGAR version.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CELEBRITY, INC.



Dated:  November 14, 1997              By /s/ Robert H. Patterson, Jr
                                         -----------------------------------
                                         Robert H. Patterson, Jr.
                                          Chairman of the Board, President and
                                           Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit
Number                Description                                   Page
------                -----------                                   ----
  27.1      Financial Data Schedule. (1)


-------------
(1)      Filed only with EDGAR version.