Form 10-Q
period 1997-12-31
CELEBRITY INC
filed 1998-02-17
CIK 891422

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1997

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
  (State or other jurisdiction                   (I.R.S. Employer
      of incorporation or                        Identification No.)
         organization)


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

                        YES     X              NO ______

The registrant had 6,307,419 shares of Common Stock, par value $.01 per share, outstanding as of January 19, 1998.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
Page

         Condensed Consolidated Balance Sheets at
                      December 31, 1997 and June 30, 1997
                      (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

         Condensed Consolidated Statements of Operations
                      for the three months ended
                      December 31, 1997 and 1996 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Condensed Consolidated Statements of Operations
                      for the six months ended
                      December 31, 1997 and 1996 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

         Condensed Consolidated Statements of Cash
                      Flows for the six months ended
                      December 31, 1997 and 1996 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

         Notes to Condensed Consolidated Financial
                      Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


                                             PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                                CELEBRITY, INC.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                        ASSETS                                December 31,    June 30,
                                                                 1997          1997
                                                               --------      --------
 Current assets:
          Cash and cash equivalents                            $    279      $    530

          Accounts receivable, net                               16,373        15,620

          Inventories                                            30,919        30,619

          Other current assets                                    2,524         3,493
                                                               --------      --------
 Total current assets                                            50,095
                                                                               50,262

 Property, plant and equipment, net                              10,919        11,522

 Other assets                                                     5,395         5,669
                                                               --------      --------
          Total assets                                         $ 66,409      $ 67,453
                                                               ========      ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

          Accounts payable                                     $  9,553      $ 10,405

          Accrued expenses and income taxes payable               4,669         3,952

          Current portion of notes payable                        2,717        27,067
                                                               --------      --------
 Total current liabilities                                       16,939        41,424

 Notes payable, net of current portion                           29,968         4,877
                                                               --------      --------
          Total liabilities                                      46,907        46,301
                                                               --------      --------
 Redeemable common stock                                            175           175

 Shareholders' equity:

          Common stock                                               63            63

          Paid-in capital                                        22,505        22,353

          Subscriptions receivable                                 (575)         (442)

          Accumulated deficit                                    (2,139)         (469)

          Treasury stock, at cost                                  (525)         (525)

          Cumulative translation adjustment                          (2)           (3)
                                                               --------      --------
          Total shareholders' equity                             19,327        20,977
                                                               --------      --------
          Commitments and contingencies

          Total liabilities, redeemable common stock
             and shareholders' equity                          $ 66,409      $ 67,453
                                                               ========      ========

     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                  Three Months
                                                Ended December 31,
                                         -----------------------------
                                                1997          1996
                                            --------      --------
 Net sales                                  $ 29,854      $ 34,652
                                            --------      --------
 Costs and operating expenses:

          Cost of goods sold                  22,904        26,650

          Selling expenses                     1,245         1,459

          General and administrative           5,370         4,345

          Depreciation and amortization          540           587
                                            --------      --------

 Total expenses                               30,059        33,041
                                            --------      --------
 Operating income (loss)                        (205)        1,611

 Interest expense, net                          (910)         (917)

 Other, net                                        8            13
                                            --------      --------

 Income (loss) before income taxes            (1,107)          707

 Provision for income taxes                      120           106
                                            --------      --------
 Net income (loss)                          $ (1,227)     $    601
                                            ========      ========

 Basic and diluted earnings (loss)
    per share                               $   (.19)     $    .10
                                            ========      ========


 Average common and potentially dilutive
    common shares outstanding                  6,310         6,310
                                            ========      ========


  See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                          Six Months
                                                       Ended December 31,
                                                 -------------------------
                                                   1997              1996
                                                 --------         --------
 Net sales                                       $ 60,062         $ 66,099
                                                 --------         --------

 Costs and operating expenses:

          Cost of goods sold                       45,573           49,834

          Selling expenses                          2,592            2,870

          General and administrative               10,509            9,337

          Depreciation and amortization             1,057            1,183
                                                 --------         --------

 Total expenses                                    59,731           63,224
                                                 --------         --------
 Operating income                                     331            2,875

 Interest expense, net                             (1,715)          (1,768)

 Other, net                                            (1)              18
                                                 --------         --------

 Income (loss) before income taxes                 (1,385)           1,125

 Provision for income taxes                           285               39
                                                 --------         --------
 Net income (loss)                               $ (1,670)        $  1,086
                                                 ========         ========


 Basic and diluted earnings (loss) per share     $   (.26)        $    .17
                                                 ========         ========


 Average common and potentially dilutive
    common shares outstanding                       6,310            6,310
                                                 ========         ========


     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                   Six Months
                                                                Ended December 31,
                                                               --------------------

                                                                 1997         1996
                                                               -------      -------
Operating activities:

         Net income (loss)                                     $(1,670)     $ 1,086

         Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

             Depreciation and amortization                       1,057        1,183

             Deferred income taxes                                             (291)

         Changes in operating assets and liabilities:

             Accounts receivable                                  (753)      (2,208)

             Inventories                                          (300)       2,833

             Other assets, net                                   1,001          (46)

             Accounts payable and accrued expenses                (135)          82
                                                               -------      -------
             Net cash provided by (used in) operating
               activities                                         (800)       2,639
                                                               -------      -------

 Investing activities:

         Additions to property and equipment                      (211)        (553)
                                                               -------      -------
         Net cash used in investing activities                    (211)        (553)
                                                               -------      -------
 Financing activities:

         Proceeds from (payments on)
            notes payable                                          182       (1,623)

         Net proceeds from (net payments under)
            lines of credit                                        559       (1,138)

         Proceeds on subscriptions receivable                       19           10

         Redemption of common stock                                            (175)
                                                               -------      -------
         Net cash provided by (used in) financing
           activities                                              760       (2,926)
                                                               -------      -------

 Decrease in cash                                                 (251)        (840)

 Cash and cash equivalents, at beginning of period                 530        1,166
                                                               -------      -------

 Cash and cash equivalents, at end of period                   $   279      $   326
                                                               =======      =======



     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       THE BUSINESS AND BASIS OF PRESENTATION

Description of Business

         Celebrity, Inc. ("Celebrity" or the "Company") is a supplier of high quality artificial flowers, foliage, flowering bushes and other decorative accessories to craft store chains and other retailers and to wholesale florists throughout North America and Europe. Celebrity imports and/or produces approximately 9,000 home accent, decorative accessory and giftware items, including artificial floral arrangements, floor planters and trees, a wide range of decorative brass and textile products and a broad line of seasonal items such as Christmas trees, wreaths, garlands and other ornamental products.

Basis of Presentation

         The Condensed Consolidated Financial Statements include the accounts of Celebrity (referred to herein as "Celebrity Silk") and its wholly-owned subsidiaries, Celebrity Exports International Limited ("Celebrity Hong Kong"), The Cluett Corporation ("Cluett"), India Exotics, Inc. ("India Exotics"), Magicsilk, Inc. ("Magicsilk"), Star Wholesale Florist, Inc. ("Star Wholesale") and Value Florist Supplies, Inc. ("Value Florist"). All intercompany accounts and transactions have been eliminated.

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

2.       INVENTORY

         The composition of inventories is as follows (in thousands):

                                    December 31,    June 30,
                                         1997        1997

                    Raw materials      $12,124     $ 8,707

                    Finished goods      18,795      21,912
                                       -------     -------
                                       $30,919     $30,619
                                       =======     =======


3.       REDEEMABLE COMMON STOCK

         The Company is obligated to repurchase approximately 13,461 shares of its common stock ("Common Stock") for an aggregate consideration of $175,000. The repurchase obligation is pursuant to certain put options issued in connection with the Magicsilk acquisition in 1992. The holders of such put options have exercised the put options with respect to such shares. Upon the Company's repurchase of such shares, the Company will have satisfied its repurchase obligations under the put options.

4.       EARNINGS PER SHARE

         The Company adopted statement of Financial Accounting Standard No. 128, "Earnings Per Share", effective December 31, 1997. For all periods presented there were no differences between basic and diluted earnings per share.

5.       SUBSEQUENT EVENT

         In January 1998, the Company entered into a new three-year revolving credit facility for its Celebrity, Cluett, India Exotics, Star Wholesale and Value Florist operations in a maximum amount of $31.5 million. This revolving credit facility replaces the Company's prior revolving line of credit with another bank. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories and, as a result of such limits, the maximum amount the Company was eligible to borrow at February 3, 1998, the date the new loan was funded, was $28.4 million. After such funding, the amount outstanding under the revolving credit facility was $27.3 million. In addition to the revolving credit facility, the lender has made a term loan to the Company in the original principal amount of $3.5 million. The term loan is payable in monthly installments of principal of $200,000 commencing April 1, 1998, and the remaining outstanding principal balance under the term loan is due and payable upon the earlier of (i) September 1, 1999 or (ii) the termination of the revolving credit facility. The outstanding balance under the revolving credit facility bears interest at a reference bank's prime rate of interest plus 1.5% per annum, and the term loan bears interest at a rate of 12.5% per annum. Interest is payable monthly. On February 3, 1998, the Company issued to the lender a five-year warrant to purchase 100,000 shares of Common Stock at $1.00 per share. Amounts borrowed under the revolving credit facility and the term loan are secured by accounts receivable, inventory, equipment, certain interests in real property, and general intangibles (including intellectual property) of Celebrity and its subsidiary borrowers. In addition, substantially all stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility and the term loan are subject to certain covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios.

         The Company was not in compliance with certain covenants contained in its previous revolving line of credit at June 30, 1997 and it had not obtained waivers for all such violations. Accordingly, the debt was classified as a current liability at June 30, 1997. As this debt has now been refinanced on a long-term basis, classification of the debt as a current liability is no longer required.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of Celebrity. The actual results of Celebrity could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation (i) changes in customer demand for the Company's products at the retail level, (ii) trends in the retail and wholesale decorative accessories industries, (iii) inventory risks attributable to possible changes in customer demand, compounded by extended lead times in ordering the Company's products from overseas suppliers and the Company's strategy of maintaining a high merchandise in stock percentage, (iv) the effects of economic conditions in the United States and Asia, (v) supply and/or shipment constraints or difficulties, (vi) the impact of competitors' pricing,
(vii) the effects of the Company's accounting policies, (viii) changes in foreign trade regulations, including changes in duty rates, possible trade sanctions, import quotas and other restrictions imposed by U.S. and foreign governments, (ix) the effects of the assumption of control over Hong Kong by the People's Republic of China (the "PRC") on July 1, 1997, (x) the effects of the current uncertainties in Asian financial markets and (xi) other risks detailed in the Company's Securities and Exchange Commission filings. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used herein, the words "believes", "expects", "plans" and similar expressions as they relate to the Company or its management generally are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth certain items in the condensed consolidated statements of operations of Celebrity expressed as a percentage of net sales for the periods indicated:

                                            THREE MONTHS           SIX MONTHS
                                               ENDED                  ENDED
                                            DECEMBER 31,           DECEMBER 31,
                                           ---------------       ---------------
                                           1997       1996       1997       1996
                                           ----       ----       ----       ----
Net sales                                   100%       100%       100%       100%
                                           ----       ----       ----       ----
Costs and operating expenses:

         Cost of goods sold                  77%        77%        76%        75%

         Selling expenses                     4%         4%         4%         4%

         General and administrative          18%        13%        18%        14%

         Depreciation and amortization        1%         2%         2%         2%
                                           ----       ----       ----       ----
Total expenses                              100%        96%       100%        95%
                                           ----       ----       ----       ----
Operating income (loss)                      (1)%        4%         0%         5%

Interest expense, net                        (3)%       (2)%       (3)%       (3)%
                                           ----       ----       ----       ----
Income (loss) before income taxes            (4)%       (2)%       (3)%        2%

Provision for income taxes                    0%         0%         0%         0%
                                           ----       ----       ----       ----
Net income (loss)                            (4)%        2%        (3)%        2%
                                           ====       ====       ====       ====



THREE MONTHS ENDED DECEMBER 31, 1997, COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996

         Net sales decreased 14% from $34.7 million in fiscal 1997 to $29.9 million in fiscal 1998. The decrease was primarily attributable to lower sales in the Celebrity Silk and Celebrity Export operations.

         Cost of goods sold decreased from $26.7 million in fiscal 1997 to $22.9 million in fiscal 1998. The decrease was primarily attributable to the lower sales volume in fiscal 1998. Cost of goods sold as a percentage of net sales was unchanged at 77%.

         Selling expenses decreased from $1.5 million in fiscal 1997 to $1.2 million in fiscal 1998. The decrease was attributable to the lower sales volume, which resulted in lower commissions. Selling expenses as a percentage of net sales remained unchanged at 4%.

         General and administrative expenses increased from $4.3 million, or 13% of net sales, in fiscal 1997 to $5.5 million, or 18% of net sales, in fiscal 1998. The increase was primarily attributable to higher costs of operating the Star Wholesale location in Dallas, Texas, which opened in May 1997.

         Depreciation and amortization expenses decreased from $587,000 in fiscal 1997 to $540,000 in fiscal 1998.

SIX MONTHS ENDED DECEMBER 31, 1997, COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1996

         Net sales decreased 9% from $66.1 million in fiscal 1997 to $60.1 million in fiscal 1998. The decrease was primarily attributable to lower sales by the India Exotics and Cluett subsidiaries in the first quarter and lower sales by the Celebrity Silk and Celebrity Exports operations in the second quarter.

         Cost of goods sold decreased from $49.8 million in fiscal 1997 to $45.6 million in fiscal 1998. The decrease was attributable to the lower sales volume in fiscal 1998. Cost of goods sold as a percentage of net sales remained virtually unchanged at 75% in fiscal 1997 and 76% in fiscal 1998.

         Selling expenses decreased from $2.9 million in fiscal 1997 to $2.6 million in fiscal 1998. The decrease was attributable to the lower sales volume in fiscal 1998. Selling expenses as a percentage of net sales remained unchanged at 4%.

         General and administrative expenses increased from $9.3 million, or 14% of net sales, in fiscal 1997 to $10.5 million, or 18% of net sales, in fiscal 1998. The increase was primarily attributable to higher costs of operating the Star Wholesale location in Dallas, Texas, which opened in May 1997.

         Depreciation and amortization expenses decreased from $1.2 million in fiscal 1997 to $913,000 million in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Celebrity's sales and marketing strategy and the growth of its business have required a significantly increased investment in inventory. Additionally, the Company follows the industry practice of offering extended terms to qualified customers for sales of Christmas merchandise. These sales generally take place between the months of June and October on terms not requiring payment until December 1. The Company has traditionally relied on borrowings under its revolving credit facility and cash flows from operations to fund these and other working capital needs.

         In January 1998, the Company entered into a new three-year revolving credit facility for its Celebrity, Cluett, India Exotics, Star Wholesale and Value Florist operations in a maximum amount of $31.5 million. This revolving credit facility replaces the Company's prior revolving line of credit with another bank. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories and, as a result of such limits, the maximum amount the Company was eligible to borrow at February 3, 1998, the date the new loan was funded, was $28.4 million. After such funding, the amount outstanding under the revolving credit facility was $27.3 million. In addition to the revolving credit facility, the lender has made a term loan to the Company in the original principal amount of $3.5 million. The term loan is payable in monthly installments of principal of $200,000 commencing April 1, 1998, and the remaining outstanding principal balance under the term loan is due and payable upon the earlier of (i) September 1, 1999 or (ii) the termination of the revolving credit facility. The outstanding balance under the revolving credit facility bears interest at a reference bank's prime rate of interest plus 1.5% per annum, and the term loan bears interest at a rate of 12.5% per annum. Interest is payable monthly. On February 3, 1998, the Company issued to the lender a five-year warrant to purchase 100,000 shares of Common Stock at $1.00 per share. Amounts borrowed under the revolving credit facility and the term loan are secured by accounts receivable, inventory, equipment, certain interests in real property, and general intangibles (including intellectual property) of Celebrity and its subsidiary borrowers. In addition, substantially all stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility and the term loan are subject to certain covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios.

         The Company was not in compliance with certain covenants contained in its previous revolving line of credit at June 30, 1997 and it had not obtained waivers for all such violations. Accordingly, the debt was classified as a current liability at June 30, 1997. As this debt has now been refinanced on a long-term basis, classification of the debt as a current liability is no longer required.

         Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers after the manufacturers deliver products in Hong Kong for export. Celebrity Hong Kong finances cash payments to its vendors through a credit facility with a Hong Kong bank. Generally, under the terms of this facility the bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong to its customers. The bank is reimbursed when payment for these shipments is received. The bank notified Celebrity Hong Kong on December 31, 1997 that it was reducing to $4.5 million the maximum aggregate amount of export bills it was committed to finance at any time. At December 31, 1997, export bills of Celebrity Hong Kong aggregating $5.0 million were being financed by the bank. All of these bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation.

         In June 1997, the Company entered into a separate revolving credit facility with an additional bank, which matures in June 2004. Under the facility, the maximum amount the lender is obligated to lend to the Company is $4.9 million. At December 31, 1997, the outstanding balance under this facility was approximately $4.8 million. Interest accrues on the principal amount outstanding under the facility at the rate of LIBOR plus 2.65% per annum. Amounts borrowed under the facility are secured by certain real estate owned by the Company, and the facility contains covenants requiring the Company to maintain certain financial ratios. While the Company was not in compliance with certain of these financial covenants at December 31, 1997, it had previously obtained a waiver from the lender with respect to noncompliance with the applicable covenants through June 30, 1998.

         In September 1997, Celebrity borrowed $500,000 from RHP Management, LLC ("RHP"), an entity controlled by Robert H. Patterson, Jr., President and Chief Executive Officer of the Company. In December 1997, the parties amended the promissory note to extend the repayment date to June 10, 1998. The promissory note was amended again in February 1998 to extend the repayment date to September 30, 1999. The principal amount outstanding accrues interest at a fluctuating rate per annum equal to RHP's cost of borrowing, which is currently the prime rate of a reference bank plus 1.5% per annum. The proceeds from this loan were used to pay certain intercompany accounts payable to Celebrity Hong Kong.

         The Company does not plan to make any capital expenditures in fiscal 1998 other than those incurred in the normal course of business for replacement of transportation and warehouse equipment and those in connection with the Company's continuing program to upgrade its management information systems.

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

         The Company believes that its current financial position, credit facilities and cash flows from operations will be adequate to fund its operations for the foreseeable future. There is no assurance, however, that these sources will be sufficient to fund its operations or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company.

YEAR 2000 ISSUES

         The Company has undertaken various initiatives intended to ensure that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. Based upon its assessments to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer systems, the Company attempts to utilize replacement systems that are Year 2000 compliant. Utilizing both internal and external resources to identify needs for Year 2000 modifications, the Company currently anticipates that the modification and conversion efforts will be completed no later than June 1998, which is prior to any currently anticipated impact of Year 2000 issues on its systems.

         The Company is also in the process of initiating communications with its significant suppliers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues.

         The Company believes that the costs to modify its systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $100,000, which expenditures will be funded form operating cash flows. The Company presently believes that Year 2000 issues will not pose significant operational problems for the Company. However, if modifications and conversions are not made as they are identified, or not completed timely, there can be no assurance that the Year 2000 issues will not have a material adverse effect on the Company or adversely affect the Company's relationships with customers, suppliers, or others. Additionally, there can be no assurance that the Year 2000 issues of such entities will not have an adverse effect on the Company's systems or business.

         The costs of the efforts to be expended by the Company and the date on which the Company believes it will complete the Year 2000 modifications are based upon management's best estimates, which are derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those currently anticipated.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on December 10, 1997. The following are the results of the matters voted upon at the meeting:

(a) With respect to the election of directors whose terms expired in 1997, shares were voted as follows:


                 Robert H.           Richard              B.D.                C.A.            Valerie Anne
               Patterson, Jr.         Yuen               Hunter             Langner               Mars
               --------------   -----------------   ----------------   -----------------   ------------------
 For                5,568,822           5,566,672          5,576,272           5,576,272            5,576,272

 Withheld             214,574             216,724            207,124             207,124              216,724
               --------------   -----------------   ----------------   -----------------   ------------------

     Total          5,783,396           5,783,396          5,783,396           5,783,396            5,783,396
               ==============   =================   ================   =================   ==================




(b) With respect to the ratification of the selection of Price Waterhouse LLP as the Company's independent auditors for the Company's 1998 fiscal year, shares were voted as follows:

         For  . . . . . . . . . . . . . . . . . . . . . . . . . .        5,684,146

         Against  . . . . . . . . . . . . . . . . . . . . . . . .           83,450

         Abstentions  . . . . . . . . . . . . . . . . . . . . . .           15,800
                                                                       -----------

             Total  . . . . . . . . . . . . . . . . . . . . . . .        5,783,396
                                                                       ===========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

4.1 Warrant dated February 3, 1998 issued by Registrant to Foothill Capital Corporation.

10.1 Loan and Security Agreement dated as of January 30, 1998 among Registrant, The Cluett Corporation, Star Wholesale Florist, Inc., Value Florist Supplies, Inc. and India Exotics, Inc., as borrowers, on the one hand, and Foothill Capital Corporation, on the other hand.

10.2 Promissory Note of Registrant, amended and restated as of February 16, 1998, in the principal amount of $500,000 payable to the order of RHP Management, LLC.


(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CELEBRITY, INC.



Dated:  February 14, 1998           By   /s/ Robert H. Patterson, Jr.
                                       ----------------------------------------
                                       Robert H. Patterson, Jr., Chairman
                                       of the Board, President and Chief
                                       Executive Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)

      Exhibit
      Number                                        Description of Exhibit
      ------                                        ----------------------
      4.1              Warrant dated February 3, 1998 issued by Registrant to Foothill Capital Corporation.

      10.1             Loan and Security Agreement dated as of January 30, 1998 among Registrant, The Cluett
                       Corporation, Star Wholesale Florist, Inc., Value Florist Supplies, Inc. and India Exotics,
                       Inc., as borrowers, on the one hand, and Foothill Capital Corporation, on the other hand.

      10.2             Promissory Note of Registrant, amended and restated as of February 16, 1998, in the principal amount of $500,000 payable to the order of RHP Management, LLC.

      27               Financial Data Schedule