Form 10-Q
period 1998-03-31
CELEBRITY INC
filed 1998-05-14
CIK 891422

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                            YES   [X]      NO  [ ]

The registrant had 6,307,419 shares of Common Stock, par value $.01 per share, outstanding as of March 31, 1998.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                             Page
                                                                          ----
         Condensed Consolidated Balance Sheets at
             March 31, 1998 and June 30, 1997
             (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . .   2

         Condensed Consolidated Statements of Operations
             for the three months ended
             March 31, 1998 and 1997 (Unaudited)   . . . . . . . . . . .   3

         Condensed Consolidated Statements of Operations
             for the nine months ended March 31, 1998
             and 1997 (Unaudited)    . . . . . . . . . . . . . . . . . .   4

         Condensed Consolidated Statements of Cash
             Flows for the nine months ended
             March 31, 1998 and 1997 (Unaudited)   . . . . . . . . . . .   5

         Notes to Condensed Consolidated Financial
             Statements (Unaudited)  . . . . . . . . . . . . . . . . . .   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . .   7


                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .  12

         SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                         PART I - FINANCIAL INFORMATION

                                CELEBRITY, INC.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                          ASSETS
                                                                          March 31,         June 30,
                                                                            1998              1997
                                                                         ----------        ----------
 Current assets:
         Cash and cash equivalents                                       $    2,214        $      530
         Accounts receivable, net                                            20,461            15,620
         Inventories                                                         26,180            30,619
         Other current assets                                                 2,831             3,493
                                                                         ----------        ----------
 Total current assets                                                        51,686            50,262
 Property, plant and equipment, net                                          10,606            11,522
 Other assets                                                                 5,305             5,669
                                                                         ----------        ----------
         Total assets                                                    $   67,597        $   67,453
                                                                         ==========        ==========


                              LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
         Accounts payable                                                $    9,312        $   10,405
         Accrued expenses and income taxes payable                            4,914             3,952
         Current portion of notes payable                                     2,931            27,067
                                                                         ----------        ----------
 Total current liabilities                                                   17,157            41,424
 Notes payable, net of current portion                                       32,352             4,877
                                                                         ----------        ----------
 Total liabilities                                                           49,509            46,301
                                                                         ----------        ----------
 Redeemable common stock                                                        175               175

 Shareholders' equity:
         Common stock                                                            63                63
         Paid-in capital                                                     22,505            22,353
         Subscriptions receivable                                              (572)             (442)
         Accumulated deficit                                                 (3,556)             (469)
         Treasury stock, at cost                                               (525)             (525)
         Cumulative translation adjustment                                       (2)               (3)
                                                                         ----------        ----------
 Total shareholders' equity                                                  17,913            20,977
                                                                         ----------        ----------
 Commitments and contingencies

         Total liabilities, redeemable common stock and
            shareholders' equity                                         $   67,597        $   67,453
                                                                         ==========        ==========


     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months
                                                        Ended March 31,
                                                   ------------------------
                                                     1998            1997
                                                   --------        --------
 Net sales                                         $ 31,519        $ 26,883
                                                   --------        --------
 Costs and operating expenses:
         Cost of goods sold                          25,426          20,636
         Selling                                      1,209           1,285
         General and administrative                   4,846           3,805
         Depreciation and amortization                  482             503
                                                   --------        --------
 Total expenses                                      31,963          26,229
                                                   --------        --------
 Operating income (loss)                               (444)            654
 Interest expense, net                                 (852)           (713)
 Other, net                                               9             (14)
                                                   --------        --------
 Loss before income taxes                            (1,287)            (73)
 Provision (benefit) for income taxes                   130            (245)
                                                   --------        --------
 Net income (loss)                                 $ (1,417)       $    172
                                                   ========        ========
 Basic and diluted earnings (loss) per share       $   (.22)       $    .03
                                                   ========        ========
 Average common and potentially dilutive
    common shares outstanding                         6,307           6,310
                                                   ========        ========


     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                         Nine Months
                                                        Ended March 31,
                                                   ------------------------
                                                     1998            1997
                                                   --------        --------
 Net sales                                         $ 91,581        $ 92,982
                                                   --------        --------
 Costs and operating expenses:
         Cost of goods sold                          70,999          70,470
         Selling                                      3,801           4,155
         General and administrative                  15,355          13,142
         Depreciation and amortization                1,539           1,686
                                                   --------        --------
 Total expenses                                      91,694          89,453
                                                   --------        --------
 Operating income (loss)                               (113)          3,529
 Interest expense, net                               (2,567)         (2,481)
 Other, net                                               8               4
                                                   --------        --------
 Income (loss) before income taxes                   (2,672)          1,052
 Provision (benefit) for income taxes                   415            (206)
                                                   --------        --------
 Net income (loss)                                 $ (3,087)       $  1,258
                                                   ========        ========
 Basic and diluted earnings (loss) per share       $   (.49)       $    .20
                                                   ========        ========
 Average common and potentially dilutive
    common shares outstanding                         6,307           6,310
                                                   ========        ========


     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)


                                                                         Nine Months
                                                                        Ended March 31,
                                                                 --------------------------
                                                                    1998             1997
                                                                 ---------        ---------
 Operating activities:
         Net income (loss)                                       $  (3,087)       $   1,258
         Adjustments to reconcile net income (loss) to net
            cash provided by (used in) operating activities:
            Depreciation and amortization                            1,539            1,686
            Deferred income taxes                                                      (599)
            Loss on sale of assets                                       7

         Changes in operating assets and liabilities:
            Accounts receivable                                     (4,841)          (3,327)
            Inventories                                              4,439            4,619
            Other assets, net                                          753              511
            Accounts payable and accrued expenses                     (131)          (3,649)
                                                                 ---------        ---------
         Net cash provided by (used in) operating activities        (1,321)             499
                                                                 ---------        ---------
 Investing activities:
         Proceeds from sales of assets                                  55
         Additions to property and equipment                          (412)          (1,116)
         Other                                                                         (407)
                                                                 ---------        ---------
         Net cash used in investing activities                        (357)          (1,523)
                                                                 ---------        ---------
 Financing activities:
         Proceeds from (payments on) long term debt                    119           (1,005)
         Net proceeds from (payments on) old credit
            facility                                               (26,163)           1,046
         Original proceeds under new credit facility                27,319
         Net proceeds from new credit facility                       2,064
         Proceeds on subscriptions receivable                           23               15
         Redemption of common stock                                                    (175)
                                                                 ---------        ---------
         Net cash provided by (used in) financing activities         3,362             (119)
                                                                 ---------        ---------
 Increase (decrease) in cash                                         1,684           (1,143)
 Cash and cash equivalents, at beginning of period                     530            1,166
                                                                 ---------        ---------
 Cash and cash equivalents, at end of period                     $   2,214        $      23
                                                                 =========        =========



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

2.     INVENTORY

       The composition of inventories is as follows (in thousands):

                                                      March 31,        June 30,
                                                        1998             1997
                                                     ----------       ----------
                    Raw materials                    $    8,246       $    8,707

                    Finished goods                       17,934           21,912
                                                     ----------       ----------
                                                     $   26,180       $   30,619
                                                     ==========       ==========

3.       REDEEMABLE COMMON STOCK

         At March 31, 1998, the Company was obligated to repurchase approximately 13,461 shares of its common stock, par value $.01 per share ("Common Stock"), for an aggregate consideration of $175,000. The repurchase obligation was pursuant to certain put options issued in connection with the Magicsilk acquisition in 1992. The holders of such put options have notified the Company of their intent to exercise of the put options with respect to such shares. In April 1998, the Company repurchased such shares through issuance of six month notes payable.

4.       EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" effective December 31, 1997. For all periods presented there were no differences between basic and diluted earnings per share.

5.       CREDIT FACILITY

         On January 30, 1998, the Company entered into a new three-year revolving credit facility for its Celebrity, Cluett, India Exotics, Star Wholesale and Value Florist operations in a maximum amount of $31.5 million. This revolving credit facility replaces the Company's prior revolving line of credit with another bank. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories. As a result of such limits, the maximum amount the Company was eligible to borrow at March 31, 1998, was $27.2 million, and the amount outstanding under the revolving credit facility was $25.9 million. In addition to the revolving credit facility, the lender has made a term loan to the Company in the original principal amount of $3.5 million. The term loan is payable in monthly installments of principal of $200,000 scheduled to commence May 1, 1998, and the remaining outstanding principal balance under the term loan is due and payable upon the earlier of (i) September 1, 1999, or (ii) the termination of the revolving credit facility. The outstanding balance under the revolving credit facility bears interest at a reference bank's prime rate of interest plus 1.5% per annum, and the term loan bears interest at a rate of 12.5% per annum. Interest is payable monthly. On February 3, 1998, the Company issued to the lender a five-year warrant to purchase 100,000 shares of Common Stock at $1.00 per share. Amounts borrowed under the revolving credit facility and the term loan are secured by accounts receivable, inventory, equipment, certain interests in real property, and general intangibles (including intellectual property) of Celebrity and its subsidiary borrowers. In addition, substantially all of the capital stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility and the term loan are subject to certain covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios.

         The Company was not in compliance with certain covenants contained in its previous revolving line of credit at June 30, 1997, and it had not obtained waivers for all such violations.

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

RESULTS OF OPERATIONS

         The following table sets forth certain items in the condensed consolidated statements of operations of Celebrity expressed as a percentage of net sales for the periods indicated:

                                                    THREE MONTHS                         NINE MONTHS
                                                        ENDED                               ENDED
                                                      MARCH 31,                           MARCH 31,
                                              ---------------------------         ---------------------------
                                                 1998              1997              1998              1997
                                              ---------         ---------         ---------         ---------
 Net sales                                          100%              100%              100%              100%
                                              ---------         ---------         ---------         ---------
 Costs and operating expenses:

          Cost of goods sold                         80%               77%               77%               76%
          Selling                                     4%                4%                4%                4%

          General and administrative                 15%               14%               17%               14%

          Depreciation and amortization               2%                2%                2%                2%
                                              ---------         ---------         ---------         ---------
 Total expenses                                     101%               97%              100%               96%
                                              ---------         ---------         ---------         ---------

 Operating income (loss)                             (1)%               3%                0%                4%

 Interest expense, net                               (3)%              (3)%              (3)%              (3)%
                                              ---------         ---------         ---------         ---------
 Income (loss) before income taxes                   (4)%               0%               (3)%               1%

 Provision (benefit) for income taxes                 0%               (1)%               0%                0%
                                              ---------         ---------         ---------         ---------

 Net income (loss)                                   (4)%               1%               (3)%               1%
                                              =========         =========         =========         =========

THREE MONTHS ENDED MARCH 31, 1998, COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

         Net sales increased 17% from $26.9 million in fiscal 1997 to $31.5 million in fiscal 1998. The increase was primarily attributable to higher sales in Celebrity Hong Kong and Cluett.

         Cost of goods sold increased from $20.6 million in fiscal 1997 to $25.4 million in fiscal 1998. The increase was primarily attributable to higher sales volume in fiscal 1998. Cost of goods sold as a percentage of net sales increased from 77% in fiscal 1997 to 80% in fiscal 1998. The increase in the cost of goods sold percentage is attributable to more aggressive discounting related to the Company's inventory reduction program.

         Selling expenses decreased from $1.3 million in fiscal 1997 to $1.2 million in fiscal 1998. The decrease was attributable to expense reductions realized from consolidating the sales activities of India Exotics with those of the Company. Selling expenses as a percentage of net sales remained unchanged at 4% in fiscal 1998 and 1997.

         General and administrative expenses increased from $3.8 million in fiscal 1997 to $4.8 million in fiscal 1998. The increase was primarily attributable to higher costs of operating the Star Wholesale location in Dallas, Texas, which opened in May 1997, and higher facility and operating expenses at Cluett that were related to additional inventory storage and handling requirements. General and administrative expenses as a percentage of net sales increased from 14% in fiscal 1997 to 15% in fiscal 1998.

         Depreciation and amortization expense decreased from $503,000 in fiscal 1997 to $482,000 in fiscal 1998.

NINE MONTHS ENDED MARCH 31, 1998, COMPARED WITH NINE MONTHS ENDED MARCH 31,
1997

         Net sales decreased 2% from $93.0 million in fiscal 1997 to $91.6 million in fiscal 1998. The decrease was primarily attributable to lower sales by India Exotics.

         Cost of goods sold increased from $70.5 million in fiscal 1997 to $71.0 million in fiscal 1998. Cost of goods sold as a percentage of net sales increased from 76% in fiscal 1997 to 77% in fiscal 1998. The increase in the cost of goods sold as a percentage of net sales is primarily attributable to more aggressive discounting in the third quarter related to the Company's inventory reduction program.

         Selling expenses decreased from $4.2 million in fiscal 1997 to $3.8 million in fiscal 1998. The decrease was attributable to the lower sales volume in fiscal 1998 and expense reductions resulting from consolidating certain sales activities. Selling expenses as a percentage of net sales remained unchanged at 4% in fiscal 1998 and 1997.

         General and administrative expenses increased from $13.1 million in fiscal 1997 to $15.4 million in fiscal 1998. The increase was primarily attributable to higher costs of operating the Star Wholesale location in Dallas, Texas, which opened in May 1997, and higher facility and operating expenses at Cluett that were related to additional inventory storage and handling requirements. General and administrative expenses as a percentage of net sales increased from 14% in fiscal 1997 to 17% in fiscal 1998.

         Depreciation and amortization expense decreased from $1.7 million in fiscal 1997 to $1.5 million in fiscal 1998.

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

         In January 1998, the Company entered into a new three-year revolving credit facility for its Celebrity, Cluett, India Exotics, Star Wholesale and Value Florist operations in a maximum amount of $31.5 million. This revolving credit facility replaces the Company's prior revolving line of credit with another bank. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories. As a result of such limits, the maximum amount the Company was eligible to borrow at March 31, 1998, was $27.2 million, and the amount outstanding under the revolving credit facility was $25.9 million. In addition to the revolving credit facility, the lender has made a term loan to the Company in the original principal amount of $3.5 million. The term loan is payable in monthly installments of principal of $200,000 commencing May 1, 1998, and the remaining outstanding principal balance under the term loan is due and payable upon the earlier of (a) September 1, 1999, or (b) the termination of the revolving credit facility. Interest on the outstanding balance under the revolving credit facility bears interest at a reference bank's prime rate of interest plus 1.5% per annum, and interest on the term loan bears interest at a rate of 12.5% per annum. Interest on both the revolving credit facility and the term loan is payable monthly. Amounts borrowed under the revolving credit facility and the term loan are secured by accounts receivable, inventory, equipment, certain interests in real property, and general intangibles (including intellectual property) of Celebrity and its subsidiary borrowers. In addition, substantially all of the capital stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility and the term loan are subject to certain covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios.

         Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers after the manufacturers deliver products in Hong Kong for export. Celebrity Hong Kong finances cash payments to its vendors through a credit facility with a Hong Kong bank. Generally, under the terms of this facility the bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong to its customers. The bank is reimbursed when payment for these shipments is received. At March 31, 1998, $4.1 million of export bills were financed by the bank, of a $4.5 million maximum amount under the credit facility. All of these bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation.

         In June 1997, the Company entered into a new revolving credit facility with an additional bank, which matures in June 2004. At March 31, 1998, the outstanding balance under this facility was approximately $4.8 million. Interest accrues on the principal amount outstanding under the facility at the rate of LIBOR plus 2.65% per annum. Amounts borrowed under the facility are secured by certain real estate owned by the Company, and the facility contains covenants requiring the Company to maintain certain financial ratios.

         In September 1997, Celebrity borrowed $500,000 from RHP Management, LLC, ("RHP"), an entity controlled by Robert H. Patterson, Jr., President and Chief Executive Officer of the Company. In December 1997, the parties amended the promissory note to extend the repayment date to June 10, 1998, subject to repayment restrictions under the credit facility. The principal amount outstanding accrues interest at a fluctuating rate per annum equal to RHP's cost of borrowing, which is currently the prime rate of a reference bank plus 1.5% per annum. The proceeds from this loan were used to pay certain intercompany accounts payable to Celebrity Hong Kong.

         The Company does not plan to make any significant capital expenditures in fiscal 1998 other than those incurred in the normal course of business for replacement of transportation and warehouse equipment and those incurred in connection with the Company's continuing program to upgrade its management information systems.

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

YEAR 2000 ISSUES

         The Company has undertaken various initiatives intended to ensure that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. Based upon its assessments to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer systems, the Company attempts to utilize replacement systems that are Year 2000 compliant. Utilizing both internal and external resources to identify needs for Year 2000 modifications, the Company currently anticipates that the modification and conversion efforts will be completed no later than December 1998, which is prior to any currently anticipated impact on its management information systems.

         The Company has initiated communications with its significant suppliers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues.

         The Company believes that the costs to modify its management information systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $100,000, which expenditures will be funded from operating cash flows. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if modifications and conversions are not made as they are identified, or not completed timely, there can be no assurance that Year 2000 issues will not have a material adverse effect on the Company or adversely affect the Company's relationships with customers, suppliers, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not materially adversely affect the Company's management information systems or business.

         The costs of the efforts to be expended by the Company and the date on which the Company believes it will complete the Year 2000 modifications are based upon management's best estimates, which are derived utilizing numerous assumptions regarding future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those currently anticipated.

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

    27.     Financial Data Schedule (filed only with EDGAR version)

(b) Reports of Form 8-K:

    None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CELEBRITY, INC.



Dated:  May 12, 1998                  By   /s/ Robert H. Patterson, Jr.
                                        ---------------------------------------
                                             Robert H. Patterson, Jr., Chairman
                                              of the Board,
                                             President and Chief Executive
                                              Officer
                                             (Authorized Officer)



Dated:  May 12, 1998                  By   /s/ Lynn Skillen
                                        ---------------------------------------
                                             Lynn Skillen
                                             Vice President - Finance
                                             (Principal Financial and Accounting
                                               Officer)

   Exhibit
   Number      Description of Exhibit                                    Page
   ------      ----------------------                                    ----

   27          Financial Data Schedule (filed only with EDGAR version)