Form 10-K405
period 1998-06-30
CELEBRITY INC
filed 1998-09-28
CIK 891422

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                         COMMISSION FILE NUMBER 0-20802

                             ----------------------

                                 CELEBRITY, INC.
             (Exact name of registrant as specified in its charter)



             TEXAS                                           75-1289223
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                          Identification No.)


        4520 OLD TROUP ROAD                   P.O. BOX 6666
        TYLER, TEXAS 75707                  TYLER, TEXAS 75711
    (Physical Delivery Address)             (Mailing Address)

                    (Address of principal executive offices)


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (903) 561-3981


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

                              --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 15, 1998, was approximately $2,801,000 based on the closing price of the registrant's common stock on such date as reported by the Nasdaq National Market. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant's common stock are affiliates of the registrant. As of September 15, 1998, the registrant had outstanding 6,282,755 shares of its common stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive proxy statement for the annual meeting of the Company to be held November 16, 1998, are incorporated by reference into Part III of this Report.

================================================================================

                                 CELEBRITY, INC.

                               INDEX TO FORM 10-K
                     For the Fiscal Year Ended June 30, 1998


                                     PART I

                                                                                                   Page
ITEM 1.          Business.......................................................................     1
ITEM 2.          Properties.....................................................................    10
ITEM 3.          Legal Proceedings..............................................................    10
ITEM 4.          Submission of Matters to a Vote of Security Holders............................    10

                                                      PART II

ITEM 5.          Market for Registrant's Common Equity and Related Shareholder
                    Matters.....................................................................    11
ITEM 6.          Selected Consolidated Financial Data...........................................    12
ITEM 7.          Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.......................................................    12
ITEM 7A.         Quantitative and Qualitative Disclosure About Market Risk......................    20
ITEM 8.          Financial Statements and Supplementary Data....................................    20
ITEM 9.          Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure....................................................    20

                                                      PART III

ITEM 10.         Directors and Executive Officers of the Registrant.............................    21
ITEM 11.         Executive Compensation.........................................................    21
ITEM 12.         Security Ownership of Certain Beneficial Owners and Management.................    21
ITEM 13.         Certain Relationships and Related Transactions.................................    21

                                                       PART IV

ITEM 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K................    22
Signatures......................................................................................    27
Index to Consolidated Financial Statements......................................................    F-1

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Celebrity, Inc. (the "Company" or "Celebrity") is one of the largest suppliers of high quality artificial flowers, ficus trees and plants, and decorative metal products and other accessories. The Company distributes its products to mass market retailers, craft store chains, wholesale florists and other retailers through several brand names, primarily Celebrity, Celebrity Exports International, Cluett, Color Concepts and Star Wholesale Florist. The Company offers a broad line of over 14,000 competitively priced products through the offices of its wholly-owned subsidiary Celebrity Exports International Limited ("Celebrity Hong Kong") and its domestic distribution centers, each coordinating the just-in-time delivery requirements of many of its customers. Celebrity works closely with individual customers to devise marketing strategies, planograms and merchandising concepts and advises them on advertising, product promotion and store displays. The Company contributes to the design of its products and Celebrity Hong Kong's staff contracts and oversees their manufacture, exercises quality control and arranges the consolidation and shipment of merchandise. Celebrity is a Texas corporation and was organized in October 1968.

MARKET OVERVIEW

         In enhancing the warmth and style of their homes, many consumers purchase artificial flowers as interior accent pieces and accessories. Commercial consumers such as hotels, stores and malls also purchase artificial floral products for interior decoration. The use of fabrics and advances in manufacturing techniques have made the products more natural looking and more aesthetically appealing than ever before. Consumers are also attracted to the products' other characteristics. Artificial floral products are relatively inexpensive as furnishing items, can last for years, require no maintenance and can be fashioned to complement any decor. Home consumers purchase artificial floral products, either as completed arrangements that are convenient decorative accessories, or as individual components that they arrange themselves for display at home, for gifts, or for resale.

         Artificial floral products are sold through many distribution channels. Craft stores devote significant shelf space to artificial flowers and related products. Pottery stores are high volume, lower price retail stores with substantial square footage devoted to pottery, glass, artificial floral and other products. Full line discount store chains with floral or craft departments sell small arrangements and offer a reduced range of individual stems. Warehouse clubs sell primarily artificial trees, floor planters and completed floral arrangements. Retail florists often sell artificial as well as natural floral products and are supplied broad ranges of individual artificial floral products, as well as natural cut flowers, by wholesale florists. Wholesale florists are a highly fragmented distribution channel consisting of a few large multiple site distributors and numerous smaller single site operations.

PRODUCTS

         Celebrity's product line of approximately 14,000 items is comprised of a full range of artificial floral products, including artificial flowers, flowering bushes and foliage, pre-made floral arrangements, trees and floor planters that the Company assembles, decorative metal containers, candlestands and other decorative accessories. Celebrity's Christmas line consists of artificial

Christmas trees, wreaths, garlands and other ornamental floral products. Celebrity continually updates its product mix, monitoring style and color trends that affect artificial floral product sales and identifying product categories with growth potential. This requires adding, deleting or modifying hundreds of the Company's stock keeping units (SKUs) each year.

SERVICES

         The Company serves its customers with accurate and on-time delivery of its products. Mass market chain customers demand this high level of service because they typically stock hundreds of these products as everyday items and seek to minimize inventory cost while assuring full product availability. The Company offers a variety of distribution services depending on the customers' needs and the product:

                  o Assured Rapid Delivery. Celebrity reduces delivery times and customers' inventory costs and meets their just-in-time delivery requirements by quickly filling orders for artificial floral products and decorative metal products from the extensive inventory in its Tyler distribution centers. Celebrity's goal is to fill within 48 hours all orders placed for immediate shipment with at least 90% of the ordered merchandise. Artificial trees, floor planters and pre-made floral arrangements are assembled and shipped from the Company's floral arrangement production facilities in Winston-Salem, North Carolina; Tyler, Texas; and Vista, California.

                  o Direct Shipment. Celebrity provides substantial unit cost savings by planning with customers for delivery of large orders. Celebrity Hong Kong's staff arranges these shipments direct from manufacturers in southeastern Asia to the customer's location. In addition to assuring the high quality of the products shipped, Celebrity Hong Kong's staff also arranges private labeling, customs documentation and financing for its customers. Similar services are provided for shipment of decorative metal products direct from manufacturers in India. Even if a customer's order is not large enough to meet minimum manufacturing lot sizes for direct shipment, Celebrity can still offer cost savings to the customer by arranging to combine the customer's order with its own orders or orders of other customers. These combined shipments are delivered to the Company's distribution centers, separated and shipped to the customers.

         Customers who place direct shipment orders sometimes reorder the same product from the distribution centers to replenish their inventory of that product. Even large customers order smaller volume, nonseasonal products through Celebrity's distribution centers.

         Celebrity provides its customers with a range of other services that it believes make the Company an attractive source for artificial floral products and other decorative accessories. Celebrity's sales force assists customers in identifying products from the Company's lines that are most likely to fit the customer's primary consumer market. Celebrity works closely with individual customers to devise marketing strategies, planograms and merchandising concepts and to furnish advice on advertising, product promotion and store displays. A store's planogram indicates product display and establishes minimum inventory levels of the Company's products. The Company's service force provides thorough in-store service, frequently checking stock levels and placing reorders.

         The Company directly monitors the rate of sale of its products sold by larger retailers and warehouse clubs that provide on-line access to their point-of-sale information systems. Celebrity also offers electronic data interchange, which allows customers to electronically place orders for the Company's products.

PRODUCT SUPPLY ARRANGEMENTS

         The manufacture of high quality artificial flowers and foliage requires semi-skilled labor that is attentive to detail. Southeastern Asia offers an abundant, low-cost supply of this labor and dominates the manufacture of artificial floral products. Factories are located primarily in the Guangdong Province of the People's Republic of China (the "PRC") and also in Thailand and the Philippines. Nearly all the manufacturers are privately owned, including those with factories in the PRC. Most manufacturers produce only a limited product line and few have a distribution network. The marketing efforts of most of these manufacturers are limited to sales offices in Hong Kong, which are easily accessible to Celebrity Hong Kong's staff.

         Celebrity Hong Kong contracts and oversees product manufacture, exercises quality control and arranges the consolidation and shipment of merchandise to the Company's distribution centers or direct to customers. The Company, through Celebrity Hong Kong, works closely with manufacturers to modify product design, color and other features and to produce the Company's original designs. Through Celebrity Hong Kong, the Company has improved control over the quality, production and shipment of products and developed strong business relationships with many manufacturers.

         There are numerous manufacturers of artificial floral products, providing alternative sources of supply for each of the Company's products. The Company works with approximately 70 manufacturers and purchases most of its products from 12 of them. Celebrity believes that it is the dominant customer of these major suppliers and through this status obtains superior pricing and service. Additionally, the Company purchases decorative metal products from five suppliers located primarily in India.

QUALITY ASSURANCE

         To assure delivery of high quality products, Celebrity carefully selects its suppliers and performs periodic product inspections, both prior to shipment and after receipt in the U.S. The Company has experienced negligible returns of defective or damaged products.

SALES AND MARKETING

         Celebrity's sales force is organized by geographic area and product line. The Company employs 23 salespeople and contracts with 17 independent sales representatives. The Company's sales of artificial floral products outside the U.S., aggregating approximately $8.1 million in fiscal 1998, are made primarily to customers in Europe. Most sales outside the U.S. are made by the staff of Celebrity Hong Kong. See Note 11 to the Consolidated Financial Statements for financial information by geographic area. Large corporate accounts are served by the Company's national account managers. Company salespeople receive base salaries, monthly commissions and year-end bonuses based on sales volume. Independent sales representatives receive commissions based on a percentage of their net sales.

         Celebrity participates in the major artificial floral trade shows held annually in Dallas, Hong Kong and Frankfurt, Germany. Through these shows Celebrity promotes its name and brands and introduces its products to potential customers.

         The Company's distribution centers in Tyler, Texas and floral arrangement production facilities in Winston-Salem, North Carolina; Tyler, Texas; and Vista, California, assure rapid delivery to customers over a broad geographic area.

CUSTOMERS

         During fiscal 1998 the Company sold products to approximately 2,000 customers, primarily in the United States. The majority of those sales were to mass market chains, including Michaels Stores, Wal-Mart Stores, Kmart, Hobby Lobby and Frank's Nursery and Crafts. Approximately 5% of consolidated net sales were made by Celebrity Hong Kong to European customers.

         In fiscal 1998, Michaels Stores accounted for $35.8 million, or 29.3%, of consolidated net sales and Hobby Lobby accounted for $13.9 million, or 11.3%, of consolidated net sales. The loss of either customer or a significant portion of its business, or the ability of either of such customers to cause the Company to reduce its profit margins, could have a material adverse effect on the Company.

COMPETITION

         The artificial floral industry is highly competitive. The Company's primary competitors are other importers and distributors, some of which may have greater financial, distribution and marketing resources than the Company.

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

TRADEMARKS

         The Company has registered the "Botanix," "Celebrity Designs," "Celebrity, Inc.," "Celebrity Silk," "Color Concepts," "Color Union," "Garden Magic," "Gold Leaf Collection and Design," "India Exotics and Design," "Indoor Garden Collection," "Karisma," "Magicsilk," "Mr. Silk Shine,"

"Oliver's Greenhouse Collection," "Send a Silk," "Silk Accents," "The Greenhouse Collection," "The Greenhouse Collection and Design," "Tropical Palm" and "The Silk Gardener" trademarks with the U.S. Patent and Trademark Office in conjunction with its products. The Company has applications pending in the United States Patent and Trademark Office and certain states for registration of additional marks. The Company also has registered certain of its trademarks in a number of foreign countries. The Company believes that its trademarks have significant value in the marketing of its products and services and protects its trademarks vigorously against infringement.

CERTAIN RISK FACTORS

         TRADE REGULATION RISKS. The Company currently imports products manufactured in the PRC and other locations throughout southeastern Asia. Products imported by the Company into the U.S. are subject to U.S. customs duties on the price paid for the products, which are payable when the products are brought over the U.S. border. The duty is paid by either the Company or its customers, depending on which party assumes responsibility for importation. Customer purchases of artificial floral products directly from Celebrity Hong Kong, with customers responsible for importation and paying their own import duties, accounted for approximately 32% of consolidated net sales in fiscal 1998.

         Artificial floral products sold by Celebrity Hong Kong to customers outside the U.S., accounting for approximately 7% of consolidated net sales in fiscal 1998, may be subject to tariffs imposed by the destination countries but would not be subject to U.S. tariffs. Although U.S. customs duties paid by the Company, ranging from approximately 8% to 17% of the cost of imported merchandise, have been relatively constant for several years, changes in customs rates could adversely affect the Company's ability to import quality products at favorable prices. Likewise, import quotas or embargoes could limit the amount of merchandise the Company could import from time to time, affecting the Company's ability to meet its customers' demands.

         Most Favored Nation Treatment for the PRC. The PRC's exports to the U.S., which include toys, discount apparel and footwear, have, since 1980, received the same preferential tariff treatment accorded goods from countries granted "most favored nation" ("MFN") status. However, preferential tariff treatment for countries with nonmarket economies, including the PRC, is granted one year at a time, and such treatment is renewed only upon the President's recommendation to Congress that the objectives of U.S. trade law will be served by extending preferential treatment for another year. Under U.S. trade law, Congress may override the President's recommendation with a joint resolution to bar the extension of preferential treatment. If such a joint resolution is passed by Congress, the President may veto the resolution. If Congress cannot override such a veto, preferential treatment continues.

         Because of concerns regarding the PRC's trade policies that potentially deprive U.S. firms and products of market access, its failure to support nuclear nonproliferation efforts and its labor and human rights practices, the renewal of the PRC's MFN status has been a contentious political issue for several years. In mid-1993, President Clinton announced that the 1994 renewal of the PRC's MFN status would be conditioned upon improvement in the PRC's trade policies as well as other factors, including compliance with the Nuclear Non-Proliferation Treaty and an improved record on labor and human rights practices. President Clinton subsequently reversed his position that renewal of MFN status be based on progress on nuclear non-proliferation and labor and human rights issues and has extended MFN status for the PRC in subsequent years and through June 1999, without placing significant conditions on future renewal. However, the linkage between MFN status and provision of greater access to markets, nuclear nonproliferation efforts and progress on labor and human rights issues in the PRC, may be reasserted in the future, and therefore the likelihood of continued MFN status for the PRC is difficult to predict.

         Were the PRC to lose MFN status, the import duty on goods manufactured in the PRC and imported into the U.S. would increase from approximately 9% to 71.5%. According to U.S. Commerce Department statistics, currently approximately 90% of the artificial floral products imported into the U.S. come from the PRC. The Company believes this significant market share is primarily attributable to the low cost of labor in the PRC. Although increased duties on the Company's products would increase the cost of goods from the PRC, all of the Company's competitors who import artificial floral products from the PRC would be subject to the same increase in costs. In addition, because labor costs in the PRC are significantly lower than those in other countries, the Company believes the PRC would continue to be the lowest cost source for artificial floral products even if the PRC lost most MFN status. If the Company were to face a substantial increase in tariff rates on products imported into the U.S., the Company would
(i) attempt to increase the prices charged to its customers, (ii) ask its suppliers to reduce the prices charged to the Company and (iii) seek to identify more favorable sources for its products to assure the highest quality at the lowest price; however, there is no assurance that these efforts will allow the Company to prevent its results of operations from being affected adversely.

         Additionally, even if MFN states treatment is maintained for the PRC, significant forces in Congress and elsewhere are pressing for other sanctions in response to the PRC's labor and human rights, nuclear nonproliferation, market access and intellectual property rights policies, and there is no assurance that these possible sanctions will not affect the Company.

         Section 301. Section 301 of the Trade Act of 1974, as amended ("Section
         -----------
301"), directs the U.S. Trade Representative ("USTR") to designate those countries that deny adequate and effective intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property. From the countries designated, the USTR is to identify as "priority" foreign countries those countries where the lack of intellectual property rights protection is most egregious and has the greatest adverse impact on U.S. firms. The USTR is authorized to take retaliatory action, including the imposition of retaliatory tariffs and import restraints on goods from priority foreign countries, if such countries do not respond to USTR investigations by entering into good faith negotiations or by evidencing significant progress in protecting intellectual property rights.

         In October 1992 the PRC and the U.S. entered into a memorandum of understanding ("MOU") concerning access to PRC markets. In the MOU, the PRC agreed to adjust its trade practices to international standards by reducing barriers to U.S. goods, including the elimination of a variety of licensing requirements, quotas, controls and restrictions, between December 1992 and December 1997. As a result of concerns regarding the PRC's compliance with the MOU, the USTR reopened negotiations with the PRC in late 1994. These negotiations concluded with the re-signing of the MOU in February 1995. In April 1996, however, the USTR again became concerned regarding the PRC's trading policies and enforcement efforts and designated the PRC as a priority foreign country. The USTR subsequently published a preliminary retaliation list on $3 billion of PRC exports to the U.S., which did not include artificial floral products. The USTR announced in June 1996 that no sanctions would be imposed, however, as a result of the PRC's improved enforcement efforts with respect to its trade agreements with the U.S. In April of each of 1997 and

1998, the USTR reported that significant progress had occurred in the PRC in late 1996 through early 1998. No further action has been taken by the USTR with respect to the PRC to date.

         The Company cannot predict the likelihood or effect of potential trade retaliation against the PRC that may occur in the future. Trade retaliation in the form of increased tariffs or quotas, or both, against products that are manufactured on behalf of the Company now or in the future could increase the cost of such products to the Company.

         ECONOMIC INSTABILITY IN THE FAR EAST. Most economies in the Far East are suffering from high levels of debt and declining corporate earnings and economic growth, and some have experienced significant currency devaluation. All of these factors have affected the import/export trade in the region. For example, the speculation with regard to Asian currency devaluations has resulted in an increased level of exportation from the PRC, which has resulted in a shortage of shipping containers in that region. This container shortage has affected the short-term delivery schedule of the Company and if the shortage continues, causing a long-term disruption in the delivery of the Company's products, it could have a material adverse effect on the Company's business, financial condition or results of operations.

         The region has also suffered from the effects of the resulting capital flight from financial institutions, which has tightened credit. Celebrity Hong Kong relies upon export credit financing to finance a portion of its product purchases and its business growth. There can be no assurance, given the current tight credit environment, that Celebrity Hong King will be able to maintain sufficient export credit financing to fund all of its export requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         RISKS RELATING TO CURRENCY FLUCTUATIONS. While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, the Company's manufacturing suppliers use the Hong Kong dollar as functional currency. The Hong Kong dollar has historically been "pegged" to a fixed exchange rate vis-a-vis the U.S. dollar, and while there has been significant pressure recently on Far East currencies, both the Hong Kong Special Administrative Region ("SAR") and the PRC continue to make statements in favor of continuing the current link between the Hong Kong dollar and the U.S. dollar. If the Hong Kong dollar were to be devalued relative to the U.S. dollar, short term purchasing gains could be realized by the Company. However, the Company believes that over the longer term, costs and margins would stabilize at historical levels.

         RISKS RELATING TO HONG KONG. The Company's business, financial condition and results of operations may be influenced by the political situation in Hong Kong and by the general state of the Hong Kong economy. On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became an SAR of the PRC. As provided in the Sino-British Joint Declaration on the Question of Hong Kong and the Basic Law of the Hong Kong SAR of the PRC (the "Basic Law"), the Hong Kong SAR has a high degree of autonomy except in foreign affairs and defense. Under the Basic Law, the Hong Kong SAR has its own legislature, legal and judicial system and economic autonomy for 50 years. Based on the current political conditions and the Company's understanding of the Basic Law, the Company does not believe that the transfer of sovereignty over Hong Kong has had or will have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance, however, that changes in political, legal or other conditions will not result in such an adverse effect.

         RISKS RELATING TO THE PRC. The Company's operations and assets are subject to significant political, economic, legal and other uncertainties in the PRC, where the Company maintains relationships with a substantial number of its manufacturing suppliers. Under its current leadership, the PRC has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the PRC will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time.

EXECUTIVE OFFICERS

         Set forth below is certain information as of September 21, 1998 regarding the executive officers of the Company:


         NAME                             AGE                      TITLE
---------------------------------------   ---    ------------------------------------------------------------
Robert H. Patterson, Jr................    47    Chairman of the Board, President and Chief Executive Officer
Richard Yuen...........................    54    Managing Director of Celebrity Hong Kong
David J. Huffman.......................    47    Executive Vice President-- Sales and Marketing
Clifford C. Condict....................    51    Vice President-- Merchandise
Roger D. Craft.........................    51    Vice President-- Star Operations
Lynn Skillen...........................    42    Vice President-- Finance, Chief Financial Officer, Treasurer
                                                     and Secretary
Laura Lockhart.........................    39    Vice President-- Operations
Sherri L. Goodman......................    36    Vice President-- Manufacturing


         Robert H. Patterson, Jr. has served as Chairman of the Board of Directors of Celebrity since 1989, as Chief Executive Officer since July 1995, as President from 1978 to July 1995 and since September 1997, and as a director since 1974.

         Richard Yuen has managed Celebrity Hong Kong since 1984 and has been a director of Celebrity since December 1992.

         David J. Huffman has served as Executive Vice President of Celebrity since September 1997. He served as President of Celebrity from July 1995 to September 1997. From February 1991 to July 1995, he was Vice President -- Sales of Celebrity. From February 1990 to February 1991, he was the Sales Manager of the Celebrity Designs Division.

         Clifford C. Condict has served as Vice President -- Merchandise of Celebrity since March 1994. Mr. Condict served as President of Magicsilk, Inc., a subsidiary of the Company, from June 1992 to December 1993, and as Vice President -- Operations of Celebrity from 1988 to June 1992.

         Roger D. Craft has served as Vice President -- Star Operations of Celebrity since January 1998. From September 1993 to January 1998, Mr. Craft served as Vice President -- Celebrity Operations. Mr. Craft served as General Manager of Star Wholesale Florist, Inc., a subsidiary of the Company ("Star Wholesale"), from 1986 to August 1993.

         Lynn Skillen has served as Vice President -- Finance, Chief Financial Officer, Treasurer and Secretary of Celebrity since March 1998. From October 1997 to March 1998 Mr. Skillen served as

Vice President--Finance of Dollar Rental Car Systems, Inc., and from October 1994 to October 1997 he was Vice President and Chief Financial Officer of Snappy Car Rental, Inc. Prior to October 1994 Mr. Skillen was employed for 16 years at Safelite Auto Glass Corp., serving in several finance management positions.

         Laura Lockhart has served as Vice President -- Operations of Celebrity since March 1998. Ms. Lockhart served as Operations Manager of the Company from July 1992 to March 1998. From July 1979 to July 1992 Ms. Lockhart served in a variety of operating and management positions at the Company.

         Sherri L. Goodman has served as Vice President -- Manufacturing of Celebrity since October 1997. From August 1990 through September 1997, Ms. Goodman served in several plant management and production planning positions with Sara Lee Corporation.

         Officers are elected annually by the Board of Directors and serve at its discretion.

EMPLOYEES

         At August 31, 1998, the Company had 674 full-time and part-time employees, including 46 employed by Celebrity Hong Kong. The Company has not entered into any collective bargaining agreements with its employees. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

         The Company owns certain facilities for offices, distribution centers and floral arrangement production as follows:


                                                                                                  APPROXIMATE
                                                                                                    SQUARE
                   LOCATION                                     TYPE OF FACILITY                    FOOTAGE
----------------------------------------------- ------------------------------------------------ --------------
Tyler, Texas................................... Office/Distribution Center                              137,700
Winston-Salem, North Carolina.................. Floral Arrangement Production Facility                  105,522
Tyler, Texas................................... Floral Arrangement Production Facility                  100,000

         The Company also leases the space occupied by certain offices, warehouses, a distribution center, showrooms, floral arrangement production facilities and other facilities. The following table summarizes these leases.



                                                                                                   APPROXIMATE
                                                                                                     SQUARE
                   LOCATION                                     TYPE OF FACILITY                    FOOTAGE
----------------------------------------------- ------------------------------------------------ --------------
Tyler, Texas................................... Warehouse                                                60,000
Tyler, Texas................................... Distribution Center                                      56,000
Tyler, Texas................................... Wholesale Supply House                                   23,000
Dallas, Texas.................................. Wholesale Supply House                                   70,000
Dallas, Texas.................................. Showroom                                                  9,910
Atlanta, Georgia............................... Showroom                                                  8,500
St. Louis, Missouri*........................... Office/Distribution Center                              100,000
Winston-Salem, North Carolina.................. Warehouse                                                91,000
Vista, California.............................. Floral Arrangement Production Facility                   41,000
Hong Kong...................................... Office/Showroom                                          24,599

*Lease terminated July 31,1998

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in various legal proceedings that arise in the ordinary course of its business. The Company believes that none of its current litigation is likely to have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS.

         Through September 28, 1998, the Common Stock, par value $.01 per share, of the Company ("Common Stock") will be listed on the Nasdaq Stock Market's National Market(R) (the "NNM"). On May 15, 1998, the Company received a letter from the Nasdaq Stock Market (the "NASDAQ") advising the Company that the Common Stock had not maintained the minimum market value of public float ("MVPF") necessary to meet the maintenance standards for continued listing on the NNM. The Company was informed that it had 90 days to meet the minimum MVPF requirement or face the prospect of the Common Stock being delisted from the NNM. The Company, after reviewing the likelihood of meeting the MVPF requirement within the designated period, petitioned to have the Common Stock listed on the Nasdaq SmallCap Market(R) (the "SmallCap"), which listing was approved by NASDAQ September 25, 1998. Effective September 29, 1998, the Common Stock will be listed on the SmallCap under the symbol "FLWR."

         The following table sets forth, for the periods indicated, the high and low closing sale prices of the Common Stock, as reported by the NNM.


                         FISCAL YEAR                                       HIGH             LOW
------------------------------------------------------------             --------         --------
1997
   First Quarter............................................              $4 1/4           $3 1/4
   Second Quarter...........................................              $3 3/4           $3 1/8
   Third Quarter............................................              $4               $3 3/8
   Fourth Quarter...........................................              $3 1/2           $3 1/8
1998
   First Quarter............................................              $3 1/8           $2 1/16
   Second Quarter...........................................              $3               $1 1/8
   Third Quarter............................................              $2 1/4           $1
   Fourth Quarter...........................................              $1 9/16          $1 1/8
1999
   First Quarter (through September 15, 1998)...............              $2 1/16          $  15/16

         On September 15, 1998, the closing sale price of the Common Stock as reported by the NNM was $1.00 per share. As of September 15, 1998, there were 109 record holders of the Common Stock.

         The Company has not paid cash dividends in the last five fiscal years. Management presently intends to retain any earnings for the operation and expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future. The terms of the Company's revolving line of credit with its principal lender currently prohibit the payment of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The following selected consolidated balance sheet data as of June 30, 1998, 1997, 1996, 1995 and 1994, and selected consolidated statement of operations data for each of the years in the five year period ended June 30, 1998, are derived from audited consolidated financial statements of Celebrity. Certain events, such as the acquisition of the India Exotics assets and operations ("India Exotics") in February 1995 and the Company's June 1998 decision to exit the India Exotics operations, affect the comparability of the data between years. See Note 4 to the Consolidated Financial Statements for discussion of certain of these events.


                                                                        YEAR ENDED JUNE 30,
                                              -----------------------------------------------------------------------
                                                  1998          1997           1996          1995           1994
                                              ------------- ------------- -------------- ------------- --------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Net sales.................................. $    122,262  $     125,170  $     115,048  $    118,810  $      90,884
  Net income (loss).......................... $    (12,729) $      (5,761) $      (5,422) $      3,782  $       1,130
  Earnings (loss) per common share and
      common equivalent share (basic)........ $      (2.02) $        (.92) $        (.86) $        .60  $         .18
  Earnings (loss) per common share and
      common equivalent share (diluted)...... $      (2.02) $        (.92) $        (.86) $        .60  $         .18



                                                                            JUNE 30,
                                             -----------------------------------------------------------------------
                                                  1998          1997          1996          1995           1994
                                             -------------- ------------- ------------- ------------- --------------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
  Total assets.............................. $       51,719 $      67,453 $      73,363 $      74,641 $       47,105
  Current liabilities....................... $       16,794 $      41,424 $      15,216 $      14,122 $        6,561
  Notes payable, net of current portion..... $       26,588 $       4,877 $      31,081 $      27,941 $       11,701

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of Celebrity. The actual results of Celebrity could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation (i) changes in customer demand for the Company's products at the retail level, (ii) trends in the retail and wholesale decorative accessories industries, (iii) inventory risks attributable to possible changes in customer demand, compounded by extended lead times in ordering the Company's products from overseas suppliers and the Company's strategy of maintaining a high merchandise in stock percentage, (iv) the effects of economic conditions, including the economic instability in the Far East, (v) supply and/or shipment constraints or difficulties, (vi) the impact of competitors' pricing, (vii) the effects of the Company's accounting policies, (viii) changes in foreign trade regulations, including changes in duty rates, possible trade sanctions, import quotas and other restrictions imposed by U.S. and foreign governments, (ix) the effects of the assumption of control over Hong Kong by the PRC on July 1, 1997,
(x) risks associated with a heavy reliance on products coming from manufacturers in the PRC, (xi) currency risks, including changes in the relationship between the U.S. dollar and the Hong Kong dollar and (xii) other risks detailed in the Company's Securities and Exchange Commission filings. See "Business --

Certain Risk Factors." These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Annual Report on Form 10-K, the words "believes," "expects," "plans," "intends" and similar expressions as they relate to the Company or its management generally are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth certain items in the Company's consolidated statements of operations expressed as a percentage of net sales for the years indicated.


                                                             FISCAL YEAR ENDED JUNE 30,
                                                     -----------------------------------------
                                                         1998          1997           1996
                                                     ------------- ------------- -------------
Net sales.......................................          100%          100%           100%
Costs and operating expenses:
  Cost of goods sold............................           80%           78%            79%
  Selling.......................................            4%            4%             5%
  General and administrative....................           18%           16%            19%
  Depreciation and amortization.................            2%            2%             2%
  Restructuring charges.........................            3%          -  %           -  %
                                                        -----         -----          -----
                                                          107%          100%           105%
                                                        -----         -----          -----
Operating (income) loss.........................           (7)%         -  %            (5)%
Interest and other, net.........................           (3)%          (3)%           (3)%
                                                        -----         -----          -----
Loss before income taxes........................          (10)%          (3)%           (8)%
Provision (benefit) for income taxes............           -  %           2%            (3)%
                                                        -----         -----          -----
Net loss........................................          (10)%          (5)%           (5)%
                                                        =====         =====          =====


FISCAL 1998 COMPARED WITH FISCAL 1997

         Net sales decreased 2% from $125.2 million in fiscal 1997 to $122.3 million in fiscal 1998. The decrease was attributable primarily to lower sales by The Cluett Corporation, a wholly-owned subsidiary of the Company ("Cluett"), resulting from a smaller presence of the Company's products in the advertising and promotional programs of one of Cluett's significant customers. As a result of fewer promotions, the customer's sales of Cluett's products were lower, with a similar reduction in product reorders from the customer.

         Cost of goods sold increased from $97.5 million , or 78% of net sales, in 1997 to $97.7 million, or 80% of net sales, in fiscal 1998. The increase in the cost of goods sold percentage is attributable to inventory reduction plans implemented in fiscal 1998. Inventory was reduced by $7.9 million, or 26%, from $30.6 million at June 30, 1997 to $22.8 million at June 30, 1998. Price incentives were offered on certain products and to certain customers to achieve the inventory reduction. In addition a special charge of $1.1 million was recorded to cost of goods sold in the fourth quarter of fiscal 1998, related to inventory categories on hand at June 30, 1998, that the Company has determined to discontinue and liquidate. See Note 4 to the Consolidated Financial Statements.

         Selling expenses decreased from $5.5 million in fiscal 1997 to $4.8 million in fiscal 1998. The decrease was attributable to the lower sales volume in fiscal 1998 and expense reductions resulting from consolidating certain sales activities. Selling expenses as a percentage of net sales were 4% in fiscal 1997 and fiscal 1998.

         General and administrative expenses increased from $19.5 million, or 16% of net sales, in fiscal 1997 to $22.1 million, or 18% of net sales, in fiscal 1998. The increase was primarily attributable to higher bad-debt accruals for certain accounts, higher facility and operating costs of the Dallas, Texas facility of Star Wholesale, which opened in May 1997, and costs associated with Cluett's additional inventory storage and handling requirements and other expenses.

         Depreciation and amortization expense of $2.2 million and 2% of net sales in fiscal 1998 was approximately even with fiscal 1997 expenses.

         Restructuring charges of $4.5 million, or 3.6% of net sales, were recorded in fiscal 1998 compared to no such charges in fiscal 1997. These charges resulted from the Company's decision to close the India Exotics operations in St. Louis, Missouri in June 1998. The Company wrote down the carrying value of certain assets ($3.6 million), primarily goodwill, other intangibles and property and equipment, recorded as a fixed obligation ($0.6 million) the remaining payments due pursuant to a noncompetition agreement related to the India Exotics acquisition, and recorded a charge ($0.2 million) relating to the lease termination in St. Louis. See Note 4 to the Consolidated Financial Statements.

         Operating income (loss) decreased from income of $0.5 million in fiscal 1997 to a loss of $8.9 million in fiscal 1998. Of the factors described above affecting operating income (loss), the most significant were the restructuring charges resulting from the closure of the India Exotics facility in St. Louis ($4.5 million), special charges related to discontinued inventory ($1.1 million), as well as increased discounts in fiscal 1998 to certain customers on certain products to effect a reduction of Company inventory levels.

         Net interest expense increased from $3.2 million in fiscal 1997 to $3.5 million in fiscal 1998. The increase was primarily attributable to higher financing costs of the Company's revolving line of credit and term loan financing. In February 1998, the Company entered into a new three-year credit agreement, replacing prior financing arrangements that were to mature in March 1998. See "--Liquidity and Capital Resources" and Note 6 to the Consolidated Financial Statements.

         As a result of the foregoing factors, the Company's loss before income taxes increased from $2.7 million in fiscal 1997 to $12.4 million in fiscal 1998.

         Provision for income taxes decreased from $3.0 million in fiscal 1997 to $0.4 million in fiscal 1998. The tax provision recognized in 1998 was principally related to foreign operations. A valuation allowance of $4.8 million was recorded in 1998, bringing the total deferred tax valuation allowance to $9.3 million. The valuation allowance reflects the amount of deferred tax assets that, at this time, are uncertain to be realized in the future. These uncertainties relate primarily to the ability to utilize net operating loss carryforwards and certain tax credit carryforwards prior to their expiration. If the Company's U.S. operations are sufficiently profitable in the future, this reserve will be released and the net operating loss and tax credit carryforwards will be available to shelter future U.S. taxable income.

         As a result of the foregoing factors the net loss increased from $5.8 million in fiscal 1997 to $12.7 million in fiscal 1998.

FISCAL 1997 COMPARED WITH FISCAL 1996

         Net sales increased 9% from $115.0 million in fiscal 1996 to $125.2 million in fiscal 1997. The increase was attributable primarily to increases in sales to existing customers.

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

         General and administrative expenses decreased $1.8 million from $21.3 million, or 19% of net sales, in fiscal 1996 to $19.5 million, or 16% of net sales, in fiscal 1997. The decrease was primarily attributable to cost savings associated with lower inventory levels and the closure of one distribution center and several satellite warehouse facilities. General and administrative expenses decreased as a percentage of net sales due to the higher sales level in fiscal 1997 and the cost savings associated with the inventory reductions and closing of the distribution center and satellite warehouse facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

         Celebrity's sales and marketing strategy has required significant investment in inventory and receivables. The Company follows the industry practice of offering extended terms to qualified customers for sales of Christmas merchandise. These sales generally take place between June and October on terms not requiring payment until December 1. The Company has traditionally relied on borrowings under its revolving line of credit and cash flows from operations to fund these and other working capital needs.

         Cash provided by operating activities in fiscal 1998 amounted to approximately $2.6 million, which was primarily attributable to changes in operating assets and liabilities. Most significantly, inventory decreased $7.9 million during fiscal 1998. The decrease was primarily a result of the Company's fiscal 1998 inventory reduction strategy. Cash used in investing activities in fiscal 1998 was $0.4 million, related solely to purchases of equipment. Cash used by financing activities amounted to $2.5 million, resulting primarily from refinancing the old credit facility in February 1998, offset by borrowings under the new revolving credit facility discussed below.

          In February 1998, the Company entered into a new three-year revolving credit facility for its Celebrity, Cluett, Color Concepts and Star Wholesale operations for borrowings up to $31.5 million. This revolving credit facility replaces the Company's prior revolving line of credit with a bank. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories. As a result of such limits, the maximum amount the Company was eligible to borrow at June 30, 1998, was $21.0 million, and the amount outstanding under the revolving credit facility was $20.6 million. In addition to the revolving credit facility, the lender has made a term loan to the Company in the original principal amount of $3.5 million. The term loan is payable in monthly installments of principal of $200,000 commencing May 1, 1998, and the remaining outstanding principal balance under the term loan is due and payable upon the earlier of (a) September 1, 1999, or (b) the termination of the revolving credit facility. The outstanding principal balance under the revolving credit facility bears interest at a reference bank's prime rate of interest plus 1.5% per annum, and the outstanding principal balance of the term loan bears interest at a rate of 12.5% per annum. Interest is payable monthly. Amounts borrowed under the revolving credit facility and the term loan are secured by accounts receivable, inventory, equipment, certain interests in real property, and general intangibles (including intellectual property) of Celebrity and its subsidiary borrowers. In addition, substantially all stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility and the term loan are subject to certain covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios. In connection with establishing the credit facility, the Company issued to the lender a five-year warrant to purchase 100,000 shares of Common Stock at $1.00 per share.

         On July 7, 1998, subsequent to the fiscal 1998 year end, the Company received a $1.0 million seasonal overadvance under its revolving credit facility. The seasonal overadvance period expires November 1, 1998. On July 7, 1998, the Company also borrowed an additional $500,000 from a related party, RHP Management, LLC ("RHP"), an entity controlled by Robert H. Patterson, Jr., Chairman of the Board, President and Chief Executive Officer of the Company. The principal amount outstanding accrues interest at 10% per annum. The borrowing from RHP was utilized for seasonal working capital needs and is expected to be repaid by November 1, 1998.

         The Company was not in compliance with certain covenants contained in its previous credit facility at June 30, 1997, and it had not obtained waivers for all such violations. Accordingly, the debt was classified as a current liability at June 30, 1997. As this debt has now been refinanced on a long-term basis, classification of the debt as a current liability is no longer required.

         Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers after the manufacturers deliver products in Hong Kong for export. Celebrity Hong Kong finances cash payments to its vendors through a credit facility with a Hong Kong bank. Generally, under the terms of this facility the bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong to its customers. The bank is reimbursed when payment for these shipments is received. At June 30, 1998, $4.1 million of export bills were financed by the bank, of a $4.5 million maximum amount under the credit facility. All of these bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation. Citing changing economic conditions in the Far East, the Hong Kong bank reduced the maximum amount under the credit facility from $5.8 million to $4.5 million in December 1997, and has indicated a further reduction to $3.8 million effective October 1998. To address this credit reduction and support additional export credit needs, the Company is developing export credit facilities with two additional banks.

         In June 1997, the Company entered into a new revolving credit facility with an additional lender, which matures in June 2004. At June 30, 1998, the outstanding balance under this facility was approximately $4.7 million. Interest accrues on the principal amount outstanding under the facility at the rate of LIBOR plus 2.65% per annum. Amounts borrowed under the facility are secured by certain real estate owned by the Company, and the facility contains covenants requiring the Company to maintain certain financial ratios; however, the bank has waived these financial ratios covenants through June 30, 1999.

         In September 1997, Celebrity borrowed $500,000 from RHP. In February 1998, the parties amended the promissory note to extend the repayment date to September 30, 1999, subject to repayment restrictions under the credit facility. The principal amount outstanding accrues interest at a fluctuating rate per annum equal to RHP's cost of borrowing, which is currently the prime rate of a reference bank plus 1.5% per annum. The proceeds from this loan were used to pay certain intercompany accounts payable to Celebrity Hong Kong.

         The Company does not plan to make any significant capital expenditures in fiscal 1999 other than those incurred in the normal course of business for replacement of transportation and warehouse equipment and those in connection with the Company's continuing program to upgrade its management information systems.

         The Company's products are primarily sourced in the Far East, with a majority produced in the PRC. The Company's source or cost of supply could be affected by a variety of factors, including general economic conditions in the Far East, changes in currency valuations, export credit availability, freight carrier availability and cost, and U.S. trade policy and law related to imports. If the U.S. government were to terminate MFN status for the PRC or impose punitive tariff rates on products imported by the Company in retaliation for market access barriers in the PRC , the duty on products imported by the Company from the PRC would increase significantly. If the Company were to face an increase in product cost from any of these factors, it would (i) attempt to increase the prices charged to its customers, (ii) ask its suppliers to reduce the prices charged to the Company and (iii) seek to identify more favorable sources; however, unless and until these efforts were successful, the Company's results of operations could be affected adversely.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), was issued and is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

         In June 1997, Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("FAS 131"), was issued and is effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. The Company believes that the adoption of this standard will not affect its reportable segments.

YEAR 2000 ISSUE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         The Company has undertaken various initiatives intended to ensure that the computer equipment and software used by the Company will function properly with respect to dates in the

Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems and other miscellaneous systems that may contain embedded technology, as well as systems that are not commonly thought of as IT systems, such as materials handling systems, alarm systems, fax machines or other miscellaneous systems that may contain embedded technology. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software systems it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in April 1997, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software systems. The Company estimates that as of September 15, 1998, it had completed approximately 90% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues related to its computer equipment and software. The projects comprising the remaining 10% of the initiatives are in process and are expected to be completed by June 30, 1999.

                                                                         TIME                    PERCENT
           YEAR 2000 INITIATIVE                                         PERIOD                   COMPLETE
           --------------------                                         ------                   --------
Initial IT system identification and assessment               April 1997 to December 1998              95
Remediation and testing of central system                     June 1997 to December 1998               90
Remediation and testing of manufacturing
  and distribution systems                                    June 1998 to June 1999                   40
Identification and assessment of non-IT systems               June 1998 to December 1998               20
Remediation and testing of non-IT systems                     January 1999 to June 1999                 0

         Substantially all of the Company's products are manufactured in southeastern Asia. The Company currently has relationships with approximately 70 manufacturers and purchases most of its products from 12 of them. Celebrity has made its own assessment of the manufacturing operations of its significant suppliers and their relative dependence on computer equipment and software. As a result of this independent assessment, the Company has concluded that because the manufacturing processes of the Company's suppliers utilize very little technology, the risks associated with the Year 2000 readiness of its significant suppliers are not significant. The Company is beginning assessment of the Year 2000 readiness of its customers. Such assessment will include contacting significant customers regarding their state of Year 2000 readiness. The Company expects to complete its assessment of customers' Year 2000 readiness by March 1999.

         The Company believes that the costs to modify its computer equipment and software systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $200,000, which expenditures will be funded from operating cash flows. All of the $200,000 relates to analysis, repair or replacement of existing software, upgrades of existing software or evaluation of information received from significant suppliers or customers. Such amount represents approximately 50% of the Company's total actual and anticipated IT expenditures for fiscal 1998 and 1999. As of June 30, 1998, the Company had incurred costs of approximately $50,000 related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations, or adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results of operations.

         The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company plans to complete such analysis and contingency planning by December 31, 1999.

         The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the date by which the Company believes it will complete such efforts are based upon management's best estimates, which are derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. However, there can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that might cause such material differences include but are not limited to the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company's revolving credit facility provides for borrowings that bear interest at variable rates based on a prime rate plus 1.5% per annum. At June 30, 1998, the amount outstanding under the revolving credit facility was $20.6 million. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements, together with the report of independent accountants and financial statement schedule, are included on pages F-1 through F-24 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the directors of the Company will be set forth in the proxy statement to be delivered to shareholders in connection with the Company's Annual Meeting of Shareholders to be held November 16, 1998 (the "Proxy Statement"), under the headings "Election of Directors," "Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age, position and business experience of each executive officer of the Company is set forth under "Executive Officers" in Item 1 of this report, which information is incorporated herein by reference.

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

         (b)      Reports on Form 8-K:

                  None.

         (c)      Exhibits:


         2.1  --   Asset Purchase Agreement dated as of June 16, 1992, among
                   Registrant, Holdingflower, Inc., a Delaware corporation,
                   Magicsilk, Inc., a Delaware corporation, and Magicsilk, Inc., a Texas corporation.(1)
         2.2  --   Asset Purchase Agreement dated February 7, 1995, among India
                   Exotics, Inc., a Texas corporation, Registrant, India
                   Exotics, Inc., a Missouri corporation, Surendra Khokha,
                   Rajneesh Khokha, Asheesh Khokha and the Surendra K. Khokha
                   Revocable Trust, dated July 18, 1985.(7)
         3.1  --   Restated Articles of Incorporation of the Registrant.(1)
         3.2  --   Bylaws of the Registrant.(1)
         4.1  --   Specimen Common Stock Certificate.(1)
         4.2  --   Warrant Agreement dated as of June 16, 1992, between the
                   Registrant and Magicsilk, Inc.(1)
         4.3  --   Warrant dated February 3, 1998, issued by Registrant to
                   Foothill Capital Corporation.(13)
        10.1  --   Loan Agreement dated May 10, 1993, among Registrant,
                   Magicsilk, Inc. and National Canada Finance Corp.(4)

        10.2  --   First Amendment to Loan Agreement dated July 27, 1993, among
                   Registrant, Magicsilk, Inc. and National Canada Finance Corp.
                   (5)
        10.3  --   Second Amendment to Loan Agreement dated effective as of
                   November 17, 1993, among Registrant, Magicsilk, Inc., The
                   Cluett Corporation and National Canada Finance Corp.(6)
        10.4  --   Third Amendment to Loan Agreement dated effective as of March
                   18, 1994, among Registrant, Magicsilk, Inc., The Cluett
                   Corporation and National Canada Finance Corp.(3)
        10.5  --   Fourth Amendment to Loan Agreement dated effective as of
                   November 4, 1994, among Registrant, Magicsilk, Inc., The
                   Cluett Corporation and National Canada Finance Corp.(7)
        10.6  --   Fifth Amendment to Loan Agreement dated effective as of
                   February 3, 1995, among Registrant, Magicsilk, Inc., The
                   Cluett Corporation, India Exotics, Inc. and National Canada
                   Finance Corp.(7)
        10.7  --   Sixth Amendment to Loan Agreement dated effective as of March
                   14, 1995, among Registrant, Magicsilk, Inc., The Cluett
                   Corporation, India Exotics, Inc. and National Canada Finance
                   Corp.(8)
        10.8  --   Seventh Amendment to Loan Agreement dated effective as of
                   August 4, 1995, among Registrant, Magicsilk, Inc., The Cluett
                   Corporation, India Exotics, Inc. and National Canada Finance
                   Corp.(9)
        10.9  --   Eighth Amendment to Loan Agreement dated effective as of June
                   19, 1997 among Registrant, Magicsilk, Inc., The Cluett
                   Corporation, India Exotics, Inc. and National Canada Finance
                   Corp. (12)
        10.10 --   Ninth Amendment to Loan Agreement dated effective as of
                   September 26, 1997 among Registrant, Magicsilk, Inc., The
                   Cluett Corporation, India Exotics, Inc., Star Wholesale
                   Florist, Inc. and National Canada Finance Corp. (12)
        10.11 --   Promissory Note dated September 26, 1997, executed by
                   Registrant, Magicsilk, Inc., The Cluett Corporation, India
                   Exotics, Inc. and Star Wholesale Florist, Inc. in the principal amount of $35,000,000, payable to the order of National Canada Finance Corp.(12)
        10.12 --   Amended and Restated Security Agreement dated September 26,
                   1997, among Registrant, Magicsilk, Inc., The Cluett
                   Corporation, India Exotics, Inc., Star Wholesale Florist,
                   Inc. and National Canada Finance Corp.(12)
        10.13 --   Letter agreement dated May 19, 1997, setting forth the terms of a banking facility between Celebrity Exports International
                   Limited and The Hongkong and Shanghai Banking Corporation
                   Limited.(12)
        10.14 --   General Security Agreement Relating to Goods between
                   Celebrity Exports International Limited and The Hongkong and
                   Shanghai Banking Corporation Limited dated April 30, 1984.(1)
        10.15 --   Form of Guarantee by Limited Company executed by Registrant in favor of The Hongkong and Shanghai Banking Corporation
                   Limited.(12)

        10.16 -- Commitment of Celebrity Exports International Limited to maintain a combined net worth of HK$50,000,000.(12)
        10.17 -- Term WCMA Loan Agreement dated June 17, 1997 between Registrant and Merrill Lynch Business Financial Services Inc.
                  (12)
        10.18 -- $5,000,000 Term WCMA Note dated June 17, 1997 signed by Registrant and payable to Merrill Lynch Business Financial Services Inc.(12)
        10.19 -- Unconditional Guaranty dated June 17, 1997, executed by Magicsilk, Inc. in favor of Merrill Lynch Business Financial Services Inc. (12)
        10.20 -- Unconditional Guaranty dated June 17, 1997, executed by The Cluett Corporation in favor of Merrill Lynch Business Financial Services Inc.(12)
        10.21 -- Unconditional Guaranty dated June 17, 1997, executed by India Exotics, Inc. in favor of Merrill Lynch Business Financial Services Inc. (12)
        10.22 -- Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents from Celebrity, Inc. to Trustee for the Benefit of Merrill Lynch Business Financial Services Inc. relating to Winston-Salem, North Carolina property. (12)
        10.23 -- Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents from Celebrity, Inc. to Trustee for the Benefit of Merrill Lynch Business Financial Services Inc. relating to Tyler, Texas property.(12)
        10.24 -- Loan and Security Agreement dated as of January 30, 1998 among Registrant, The Cluett Corporation, Star Wholesale Florist, Inc. Value Florist, Inc. and India Exotics, Inc., as borrowers, on the one hand, and Foothill Capital Corporation, on the other (13)
        10.25 -- Promissory Note of Registrant, amended and restated as of February 16, 1998 payable to the order of RHP Management, LLC(13)
        10.26 -- Promissory Note of Registrant, dated July 7, 1998 payable to the order of RHP Management, LLC(14)
        10.27 -- Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Surendra Khokha.(7)
        10.28 -- Letter Agreement dated June 20, 1996, amending the Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Surendra Khokha.(11)
        10.29 -- Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Meena Khokha.(7)
        10.30 -- Letter Agreement dated June 20, 1996, amending the Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Meena Khokha.(11)
        10.31 -- Noncompetition Agreement dated February 7, 1995, among India Exotics, Inc., Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and Meena Khokha.(7)

        10.32 --  Settlement Agreement dated February 2, 1998, by and among
                  Registrant, India Exotics, Inc., a Texas corporation, Surendra
                  Khokha, Rajneesh Khokha, Asheesh Khokha and Meena Khokha.(14)
        10.33 --  Lease Termination Agreement dated as of July 31, 1998 among
                  436 Investments, L.L.C., India Exotics, Inc., a Texas
                  corporation, Surendra Khokha, Rajneesh Khokha, Asheesh Khokha
                  and Meena Khokha and Registrant.(14)
        10.34 --  Form of Indemnity Agreement.(1)
        10.35 --  Amended and Restated 1992 Stock Option Plan.(3)
        10.36 --  Amended and Restated 1993 Employee Stock Purchase Plan.(7)
        10.37 --  1999 Employee Bonus Plan.(14)
        21    --  Subsidiaries of Registrant.(10)
        23    --  Consent of PricewaterhouseCoopers LLP.(14)
        27.1  --  Financial Data Schedule as of and for the Year Ended June
                  30, 1998.(15)
        27.2  --  Restated Financial Data Schedule as of and for the Year Ended
                  June 30, 1997.(15)
-------------

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

(13) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.

(14)     Filed herewith.

(15)     Included with EDGAR version only.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Celebrity, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CELEBRITY, INC.

                                      By  /s/  ROBERT H. PATTERSON, JR.
                                          -------------------------------------
                                               Robert H. Patterson, Jr.
                                               Chairman of the Board, President
                                               and Chief Executive Officer

                                      Date: September 28, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                  SIGNATURE                            CAPACITY IN WHICH SIGNED                       DATE
        -------------------------------------   ----------------------------------------       ------------------
        /s/ ROBERT H. PATTERSON, JR.            Chairman of the Board, President and           September 28, 1998
        ------------------------------------    Chief Executive Officer (Principal
          Robert H. Patterson, Jr.              Executive Officer)

                                                Vice President -- Finance,  Treasurer          September 28, 1998
              /s/ LYNN SKILLEN                  and Chief Financial Officer (Principal
        ------------------------------------    Financial Officer and Principal
                Lynn Skillen                    Accounting Officer)


               /s/ B.D. HUNTER                  Director                                       September 28, 1998
        ------------------------------------
                B. D. Hunter


              /s/ C. A. LANGNER                 Director                                       September 28, 1998
        ------------------------------------
                C. A. Langner


            /s/ VALERIE ANNE MARS               Director                                       September 28, 1998
        ------------------------------------
              Valerie Anne Mars


              /s/ RICHARD YUEN                  Managing Director of Celebrity                 September 28, 1998
        ------------------------------------    Exports International Limited and
                Richard Yuen                    Director


                                 CELEBRITY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                                       Page


Report of Independent Accountants..............................................................      F-2

Consolidated Balance Sheets as of June 30, 1998 and 1997.......................................      F-3

Consolidated Statements of Operations for the
 Years Ended June 30, 1998, 1997 and 1996......................................................      F-5

Consolidated Statements of Cash Flows for the
 Years Ended June 30, 1998, 1997 and 1996......................................................      F-6

Consolidated Statements of Changes in Shareholders'
 Equity for the Years Ended June 30, 1998, 1997 and 1996.......................................      F-7

Notes to Consolidated Financial Statements.....................................................      F-8

Consolidated Financial Statement Schedule:
 Schedule II - Valuation and Qualifying Accounts...............................................      F-24

Other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Celebrity, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Celebrity, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Dallas, Texas
August 27, 1998

                                CELEBRITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)




                                                  JUNE 30,
                                         ---------------------------
                                            1998             1997
                                         ----------      -----------
ASSETS

Current assets:
     Cash and cash equivalents           $      127      $       530
     Accounts receivable                     14,121           15,620
     Inventories                             22,766           30,619
     Deferred tax asset                       2,173            1,711
     Other assets                             1,434            1,782
                                         ----------      -----------
          Total current assets               40,621           50,262
                                         ----------      -----------

Property, plant and equipment, net            9,788           11,522
Deferred tax asset                               --              462
Intangible assets, net                        1,059            4,718
Other assets                                    251              489
                                         ----------      -----------
     Total assets                        $   51,719      $    67,453
                                         ==========      ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CELEBRITY, INC.

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                            JUNE 30,
                                                                   ----------------------------
                                                                       1998            1997
                                                                   ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $      9,466    $     10,405
     Accrued expenses                                                     3,251           3,285
     Income taxes payable                                                   598             667
     Current maturities of long-term obligations                          3,479          27,067
                                                                   ------------    ------------
          Total current liabilities                                      16,794          41,424
                                                                   ------------    ------------

Long-term obligations, net of current portion                            26,588           4,877
                                                                   ------------    ------------
          Total liabilities                                              43,382          46,301
                                                                   ------------    ------------
Redeemable common stock (0 and 13,462 shares
     at June 30, 1998 and 1997, respectively)                                --             175
                                                                   ------------    ------------
Shareholders' equity:
     Preferred stock (10,000,000 shares of par value $.01
          per share authorized; none issued and outstanding in
          1998 or 1997)                                                      --              --
     Common stock (25,000,000 shares of par value $.01
          per share authorized; 6,347,802 and 6,296,140
          shares issued at June 30, 1998 and 1997, respectively)             63              63
     Paid-in capital                                                     22,751          22,353
     Subscriptions receivable                                              (570)           (442)
     Accumulated deficit                                                (13,198)           (469)
     Cumulative translation adjustment                                       (9)             (3)
     Treasury stock, at cost                                               (700)           (525)
                                                                   ------------    ------------
          Total shareholders' equity                                      8,337          20,977
                                                                   ------------    ------------
Commitments and contingencies

          Total liabilities, redeemable common stock
               and shareholders' equity                            $     51,719    $     67,453
                                                                   ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CELEBRITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             YEARS ENDED JUNE 30,
                                                                    --------------------------------------
                                                                       1998          1997          1996
                                                                    ----------    ----------    ----------

Net sales                                                           $  122,262    $  125,170    $  115,048

Costs and operating expenses:
     Cost of goods sold                                                 97,660        97,479        91,169
     Selling                                                             4,750         5,508         5,842
     General and administrative                                         22,095        19,474        21,323
     Depreciation and amortization                                       2,176         2,236         2,054
     Restructuring charges                                               4,454          --            --
                                                                    ----------    ----------    ----------
                                                                       131,135       124,697       120,388
                                                                    ----------    ----------    ----------

Operating income (loss)                                                 (8,873)          473        (5,340)

Interest income                                                            202           192           193
Interest expense                                                        (3,699)       (3,408)       (3,882)
Other, net                                                                  13            (6)           60
                                                                    ----------    ----------    ----------

Loss before income taxes                                               (12,357)       (2,749)       (8,969)

Provision (benefit) for income taxes                                       372         3,012        (3,547)
                                                                    ----------    ----------    ----------
Net loss                                                            $  (12,729)   $   (5,761)   $   (5,422)
                                                                    ==========    ==========    ==========
Basic and diluted net loss per share                                $    (2.02)   $     (.92)   $     (.86)
                                                                    ==========    ==========    ==========
Basic and diluted weighted average common shares outstanding             6,291         6,273         6,286
                                                                    ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CELEBRITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED JUNE 30,
                                                         --------------------------------
                                                           1998         1997       1996
                                                         --------    --------    --------
Operating activities:
 Net loss                                                $(12,729)   $ (5,761)   $ (5,422)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operations
   Depreciation                                             1,693       1,604       1,364
   Amortization                                               483         632         690
   Restructuring charges                                    4,454          --          --
   Deferred income taxes                                       --       2,308      (3,181)
   Changes in operating assets and liabilities:
    Accounts receivable                                     1,499        (701)      1,328
    Inventories                                             7,853       2,660       3,747
    Other assets, net                                         567         593        (852)
    Accounts payable and accrued expenses                  (1,179)        894       2,370
    Income taxes payable                                      (69)       (269)        (86)
                                                         --------    --------    --------
    Net cash provided by (used in)
     operating activities                                   2,572       1,960         (42)
                                                         --------    --------    --------
Investing activities:
 Purchases of equipment                                      (447)     (1,351)     (1,704)
 Purchase of land                                              --          --        (491)
 Other                                                         --        (470)       (379)
                                                         --------    --------    --------
   Net cash used in investing activities                     (447)     (1,821)     (2,574)
                                                         --------    --------    --------
Financing activities:
 Net proceeds from (payments on) old credit facility      (26,162)        248       3,793
 Net proceeds from (payments on) new credit facility       23,724          --          --
 Proceeds from other long-term obligations                    500       5,110         899
 Payments on other long-term obligations                     (581)     (5,979)     (2,749)
 Redemption of common stock                                   (87)       (175)       (175)
 Payments on subscriptions receivable                          25          19          93
 Other                                                         53           2          --
                                                         --------    --------    --------
   Net cash provided by (used in) financing activities     (2,528)       (775)      1,861
                                                         --------    --------    --------
Decrease in cash and cash equivalents                        (403)       (636)       (755)
Cash and cash equivalents, beginning of period                530       1,166       1,921
                                                         --------    --------    --------
Cash and cash equivalents, end of period                 $    127    $    530    $  1,166
                                                         ========    ========    ========

             See Notes 5, 6, 7 and 8 for supplementary disclosures.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                CELEBRITY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                          RETAINED
                                        COMMON STOCK                                      EARNINGS     CUMULATIVE
                                     ---------------------   PAID-IN   SUBSCRIPTIONS   (ACCUMULATED   TRANSLATION   TREASURY STOCK,
                                      SHARES     PAR VALUE   CAPITAL    RECEIVABLE        DEFICIT)     ADJUSTMENT       AT COST
                                     ---------   ---------   -------   -------------   ------------   -----------   ---------------
Balance at June 30, 1995             6,269,218   $      63   $22,003   $       (554)   $     10,714   $         2   $          (175)

Purchase of redeemable common stock     13,461                   175                                                           (175)

Payments on subscriptions receivable                                             93

Net loss                                                                                     (5,422)

Currency translation                                                                                           (8)
                                     ---------   ---------   -------   -------------   ------------   -----------   ---------------

Balance at June 30, 1996             6,282,679          63    22,178            (461)         5,292            (6)             (350)

Purchase of redeemable common stock     13,461                   175                                                           (175)

Payments on subscriptions receivable                                              19

Net loss                                                                                     (5,761)

Currency translation                                                                                            3
                                     ---------   ---------   -------   -------------   ------------   -----------   ---------------

Balance at June 30, 1997             6,296,140          63    22,353            (442)          (469)           (3)             (525)

Purchase of redeemable common stock     13,462                   175                                                           (175)

Employee stock purchase plan            38,200                   153            (153)

Payments on subscriptions receivable                                              25

Issuance of warrants                                              70

Net loss                                                                                    (12,729)

Currency translation                                                                                           (6)
                                     ---------   ---------   -------   -------------   ------------   -----------   ---------------

Balance at June 30, 1998             6,347,802   $      63   $22,751   $        (570)  $    (13,198)  $        (9)  $          (700)
                                     =========   =========   =======   =============   ============   ===========   ===============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1.  DESCRIPTION OF BUSINESS

       Celebrity, Inc. ("Celebrity") and its wholly-owned subsidiaries, Celebrity Exports International Limited ("Celebrity Hong Kong") and Star Wholesale Florist, Inc. ("Star Wholesale"), are suppliers of high quality artificial flowers, foliage and flowering bushes, selling primarily to mass market retailers, craft store chains and other retailers and to wholesale florists. The Cluett Corporation ("Cluett"), a wholly-owned subsidiary of Celebrity, assembles artificial trees, floor planters and floral arrangements and markets them primarily to discount retailers and warehouse clubs. Celebrity, Celebrity Hong Kong, Star Wholesale, and Cluett are referred to herein collectively as "Celebrity" or the "Company."

       India Exotics, Inc. ("India Exotics"), a wholly-owned subsidiary of Celebrity, supplied decorative metal products and other decorative accessories to craft store chains and other specialty retailers and to wholesale florists. In June 1998, the Company decided to exit the India Exotics business (Note 4). The Company will continue to market decorative metal products through its Color Concepts division with a more limited product offering than that previously offered by India Exotics.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

                                                           ESTIMATED USEFUL LIFE
                                                           ---------------------

     Furniture, fixtures and equipment                     3 to 10 years
     Transportation equipment                              3 to 5 years
     Buildings                                             20 to 31.5 years

     Maintenance and repairs are charged to expense as incurred.
     Renewals and betterments are capitalized and amortized over the lesser of the estimated useful life or the term of the lease.

     INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill and a customer list related to purchase acquisitions, which are being amortized using the straight-line method over 20 and 10 years, respectively. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the estimated undiscounted future cash flows derived from such intangible assets are less than their carrying value.

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

     During the fourth quarter of fiscal 1998, the Company decided to exit the India Exotics operations that were acquired in fiscal 1995. As a result of this decision, certain long-lived assets were written down to their estimated fair value less cost to sell (Note 4).

     INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes, which prescribes an asset and liability method that requires the recognition of deferred tax assets and liabilities for the anticipated future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company periodically reviews the realizability of its deferred tax assets and records valuation allowances, as appropriate, when realization of the deferred tax asset is not likely.

                                 CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       FOREIGN CURRENCY TRANSLATION

       All balance sheet asset and liability accounts of Celebrity Hong Kong are translated to U.S. dollars using the rate of exchange in effect at the balance sheet date. Celebrity Hong Kong statements of operations are translated at exchange rates approximating the actual rates on the dates of the transactions. Cumulative translation adjustments are included as a separate component of shareholders' equity.

       EARNINGS (LOSS) PER SHARE

       The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, ("FAS 128"), which is effective for interim and annual periods subsequent to December 15, 1997. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding. FAS 128 requires restatement of earnings per share for prior periods.

       Outstanding options to purchase 709,900 and 436,400 shares of the Company's common stock, par value $.01 per share ("Common Stock") were excluded from the diluted earnings per share calculations for fiscal 1998 and 1997, respectively, because their inclusion would be antidilutive due to the net losses incurred for those fiscal years.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

       RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1997, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), was issued and is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

       In June 1997, Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("FAS 131"), was issued and is effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. The Company believes that the adoption of this standard will not affect its reportable segments.

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

     The composition of certain balance sheet accounts as of June 30 is as follows (in thousands):




                                                                       1998          1997
                                                                    -----------    -----------
Accounts receivable:
   Accounts receivable                                              $    16,070    $    17,637
   Less: allowance for doubtful accounts and customer
     deductions, returns and allowances                                  (1,949)        (2,017)
                                                                    -----------    -----------
                                                                    $    14,121    $    15,620
                                                                    ===========    ===========

Inventories:
   Raw materials                                                    $     8,460    $     8,707
   Finished goods                                                        15,958         22,345
   Less: inventory reserves                                              (1,652)          (433)
                                                                    -----------    -----------
                                                                    $    22,766    $    30,619
                                                                    ===========    ===========

Property, plant and equipment:
  Buildings                                                         $     7,625    $     7,625
  Land                                                                      811            811
  Furniture, fixtures and equipment                                       7,624          6,789
  Transportation equipment                                                  695            697
  Leasehold improvements                                                    310          1,318
                                                                    -----------    -----------
                                                                         17,065         17,240
  Less: accumulated depreciation                                         (7,277)        (5,718)
                                                                    -----------    -----------
                                                                    $     9,788    $    11,522
                                                                    ===========    ===========
Intangible assets:
  Excess of cost over fair value of net assets acquired             $       765    $     4,224
  Customer list                                                           1,327          1,327
  Trade names                                                              --              397
                                                                    -----------    -----------
                                                                          2,092          5,948
Less: accumulated amortization                                           (1,033)        (1,230)
                                                                    -----------    -----------
                                                                    $     1,059    $     4,718
                                                                    ===========    ===========

                                 CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    SPECIAL CHARGES

      In the fourth quarter of fiscal 1998, the Company recorded restructuring charges of approximately $4,454,000. These charges resulted from the Company's June 1998 decision to exit the India Exotics operations. The Company wrote down the carrying value of certain assets ($3,634,000), primarily goodwill, other intangible assets and property and equipment to their estimated fair value, less cost to sell, and recorded as a fixed obligation the remaining payments ($614,000) due pursuant to a noncompetition agreement related to the India Exotics acquisition (Note
      6). The charge also included a contractual lease termination obligation ($206,000) resulting from the closure of the India Exotics office/ distribution center in St. Louis, Missouri. Substantially all activities of India Exotics had ceased by June 30, 1998. The following table presents unaudited operating results for India Exotics (in thousands):

                                                                  YEARS ENDED JUNE 30,
                                                        1998              1997              1996
                                                    ------------      ------------      ------------

      Net sales                                     $     12,398      $     13,120      $     10,322
      Operating loss                                $     (6,326)     $     (2,272)     $     (4,332)

      The Company also recorded special charges of approximately $1,128,000 in the fourth quarter of fiscal 1998 related to inventory adjustments resulting from the Company's decision to exit the India Exotics operations and actions taken by the Company to discontinue and liquidate certain underperforming product lines, primarily at Cluett. These charges are included in cost of goods sold in the accompanying statements of operations. At June 30, 1998, the entire reserve was unused.

      The Company incurred special charges of approximately $4,400,000 for fiscal 1996 related to inventory adjustments ($3,800,000) resulting from the discontinuance of certain product lines and a lease obligation reserve ($600,000) resulting from the planned closure of a distribution center and several of the Company's satellite warehouse facilities. The charges were the result of actions taken by the Company in the fourth quarter of fiscal 1996 to (i) discontinue and liquidate certain underperforming product lines, and (ii) close a distribution center and several satellite warehouse facilities pursuant to a plan to consolidate warehousing and shipment operations and reduce costs. The charges related to inventory adjustments and lease obligations are included in cost of goods sold and general and administrative expenses, respectively, in the accompanying statements of operations. At June 30, 1998, the reserves had been fully utilized.

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  INCOME TAXES

  The components of income (loss) before income taxes are summarized below (in thousands):

                                           YEARS ENDED JUNE 30,
                                  -------------------------------------
                                     1998          1997          1996
                                  ---------      --------     ---------

   Domestic                       $ (14,547)     $ (6,829)    $ (12,172)
   Foreign                            2,190         4,080         3,203
                                  ---------      --------     ---------

                                  $ (12,357)     $ (2,749)    $  (8,969)
                                  =========      ========     =========

  The components of the provision (benefit) for income taxes are as follows (in thousands):

                                           YEARS ENDED JUNE 30,
                                  -------------------------------------
                                     1998          1997          1996
                                  ---------      --------     ---------

   Current:
    State                         $       -      $     74     $      75
    Federal                               -             -          (924)
    Foreign                             372           630           483
                                  ---------      --------     ---------
                                        372           704          (366)
   Deferred provision (benefit)           -         2,308        (3,181)
                                  ---------      --------     ---------
                                  $     372      $  3,012     $  (3,547)
                                  =========      ========     =========

  The components of the net deferred tax asset are as follows (in thousands):

                                                        JUNE 30,
                                                  -------------------
                                                    1998       1997
                                                  --------   --------

   Special charges                                $  2,182   $    188
   Net operating loss and other carryforwards        7,855      4,454
   Capitalized inventory costs                         619        915
   Provision for losses on accounts receivable         482        563
   Intangible assets                                   162        113
   Accelerated depreciation                            319        220
   Other                                              (125)       174
                                                  --------   --------
                                                    11,494      6,627
   Less: valuation allowance                        (9,321)    (4,454)
                                                  --------   --------
                                                  $  2,173   $  2,173
                                                  ========   ========

                                 CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The provision (benefit) for income taxes differs from those computed using the statutory U.S. federal income tax rate as a result of the following (in thousands):

                                                                                     YEARS ENDED JUNE 30,
                                                       ----------------------------------------------------------------------------
                                                                1998                      1997                          1996
                                                       -----------------------   -----------------------    -----------------------
                                                         AMOUNT         RATE       AMOUNT         RATE        AMOUNT         RATE
                                                       ----------     --------   ----------     --------    ---------      --------

       Benefit at statutory rate                       $  (4,201)        (34%)   $    (935)        (34%)    $ (3,049)         (34%)
       Meals and entertainment and
         other disallowed expenses                            92           1            18      $    1            58            1
       Valuation allowance                                 4,867          39         4,454         161            --           --
       Other                                                 (14)         --            75           3            --           --
       State tax expense                                      --          --            71           3            50           --
       Foreign tax rate differentials                       (372)         (3)         (671)        (24)         (606)          (7)
                                                       ----------     --------   ---------      ------      --------      -------
                                                       $     372           3%    $   3,012         110%     $ (3,547)         (40%)
                                                       ==========     ========   =========      ======      ========      =======

       Because the Company plans to continue financing Celebrity Hong Kong's expansion through reinvestment of undistributed Celebrity Hong Kong earnings, no provision is made for U.S. taxes on such earnings. If the Celebrity Hong Kong earnings were distributed, the U.S. tax on the distribution would be approximately $6,596,000 before consideration of any available tax loss carryforwards.

       Income taxes paid during fiscal 1998, 1997 and 1996 were $488,000, $901,000 and $527,000, respectively. At June 30, 1997, other current assets included a U.S. federal income tax receivable of $1,008,000, which was received in fiscal 1998.

       At June 30, 1998, the Company had net operating loss carryforwards of $20,943,000, foreign tax credit carryforwards aggregating $167,000 and minimum tax credit carryforwards of $87,000. The net operating loss carryforwards expire between 2011 and 2013. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards that could be utilized. The foreign tax credit carryforwards expire in 2000.

       At June 30, 1998, the Company has recorded a valuation allowance of $9,321,000 to reflect the estimated amount of deferred tax assets that, at this time, are uncertain to be realized in the future. These uncertainties relate primarily to the ability to utilize net operating loss and tax credit carryforwards prior to their expiration. The valuation allowance was $4,454,000 at June 30, 1997.

                                CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):

                                                                       JUNE 30,
                                                                  -------------------
                                                                    1998       1997
                                                                  --------   --------
Revolving line of credit; interest at reference bank rate plus
1.5% (10.00% at June 30, 1998); due January 2001; secured
by substantially all accounts receivable, inventory and
certain other assets                                              $ 20,624   $     --

Term loan; interest at 12.5%; payable in monthly installments of $200 with balance due September 1, 1999; secured by
substantially all accounts receivable, inventory and certain
other assets                                                         3,100         --

Revolving credit facility; repaid in February 1998                      --     26,162

Note payable; interest at LIBOR plus 2.65% (8.31% at
June 30, 1998) payable in monthly installments of $28;
due June 2004; secured by real estate                                4,694      5,000

Noninterest bearing obligation; payable in
monthly installments of $42 through March 2000                         875        375

Note payable to related party; interest at 10%; due
September 1999                                                         500         --

Installment notes payable monthly through January 1999;
interest rates vary from 7% to 13%; secured
by automobiles                                                          49        137

Note payable to related party; interest at 8%; payable in
annual installments through May 1999                                    33         64

Other                                                                  252        206
                                                                  --------   --------
                                                                    30,127     31,944
Less: current maturities                                            (3,479)   (27,067)
Less: unamortized debt discount                                        (60)        --
                                                                  --------   --------
                                                                  $ 26,588   $  4,877
                                                                  ========   ========

                                 CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Aggregate maturities of notes payable for the next five years and thereafter are as follows (in thousands):

          1999                                                 $    3,479
          2000                                                      1,995
          2001                                                     20,957
          2002                                                        333
          2003                                                        333
          Thereafter                                                3,030
                                                               ----------
               Total                                           $   30,127
                                                               ==========

       In February 1998, the Company entered into a new three-year credit facility for its Celebrity, Cluett, Color Concepts, and Star Wholesale operations for borrowings up to $35,000,000. This credit facility replaced the Company's prior line of credit with a bank. The new credit facility includes a revolving line of credit for borrowings up to $31,500,000 and a term loan with an initial principal amount of $3,500,000. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories. As a result of such limits, the maximum amount the Company was eligible to borrow at June 30, 1998 was $20,970,000. The amount outstanding under the revolving credit facility at June 30, 1998 was $20,624,000. On July 7, 1998, the Company received a $1,000,000 seasonal overadvance under its revolving credit facility. The seasonal overadvance period expires November 1, 1998. The term loan is payable in monthly installments of principal of $200,000 beginning May 1, 1998, and the remaining outstanding principal balance under the term loan is due and payable upon the earlier of (i) September 1, 1999 or (ii) the termination of the revolving credit facility. As a condition to establishing the credit facility, the Company issued to the lender a five-year warrant to purchase 100,000 shares of Common Stock at $1.00 per share. The fair value of the warrant was estimated to be $70,000. Accordingly, the proceeds from the new credit facility were allocated between debt and paid-in capital, resulting in a debt discount that will be accreted to the redemption amount over the term of the new credit facility. Amounts borrowed under the revolving credit facility and the term loan are secured by accounts receivable, inventory, equipment, certain interests in real property, and general intangibles (including intellectual property) of Celebrity and its subsidiary borrowers. In addition, substantially all stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility and the term loan are subject to certain covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was in compliance with all covenants at June 30, 1998. The commitment fee for the unused portion of the revolving line of credit is .25% of the average unused portion of the revolving line of credit during the year. Unused borrowing availability under the revolving line of credit was approximately $346,000 at June 30, 1998.

       The Company was not in compliance with certain covenants contained in its previous revolving credit facility at June 30, 1997, and it had not obtained waivers for all such violations. Accordingly, the debt was classified as a current liability at June 30, 1997. As this debt has now been refinanced on a long-term basis, classification of the debt as a current liability is no longer required.

       The note payable secured by real estate contains certain covenants requiring the Company to maintain certain financial ratios. While the Company was not in compliance with certain of these financial covenants at June 30, 1998, it has obtained a waiver from the lender with respect to such noncompliance through June 30, 1999.

                                 CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       In the third quarter of fiscal 1998, the Company renegotiated the payment terms of all of its remaining obligations to the former owners of India Exotics related to the 1995 acquisition of the business. The obligations renegotiated included those remaining under a note, a noncompetition agreement and employment agreements with the former owners, and certain other obligations. The note was cancelled and all payment obligations under the note and all other agreements with the former owners were consolidated into one agreement obligating the Company to make payments of approximately $42,000 per month from April 1, 1998 through March 1, 2000.

       The $500,000 note payable to a related party represents an amount due a current Celebrity officer and director and is unsecured. The Company borrowed an additional $500,000 from this individual in July 1998.

       The $33,000 note payable to related party represents an amount due a former Celebrity officer and director and is unsecured.

       Interest paid during fiscal 1998, 1997 and 1996 was $3,507,000, $3,435,000 and $3,645,000, respectively.

    7. REDEEMABLE COMMON STOCK

       In conjunction with Celebrity's initial public offering in December 1992, certain warrants were converted into an aggregate of 67,308 shares of Common Stock at the initial public offering price of $13 per share. The Common Stock obtained upon the exercise of these warrants could be put back to the Company at a price per share equal to the greater of the initial public offering price per share or the fair market value per share (as determined pursuant to the terms of the warrant agreement). The Common Stock was put back to the Company annually at September 30, 1993, 1994, 1995, 1996 and 1997. In fiscal 1998, the Company issued notes payable for the purchase of the remaining shares of Common Stock that could be put back to the Company. The Company owed $88,000 on these notes at June 30, 1998.

    8. EMPLOYEE BENEFIT PLANS

       The Celebrity, Inc. 401(k) Plan is available to substantially all of the Company's employees. Eligible employees may contribute up to 15% of their compensation to this plan. Celebrity contributes an amount equal to 50% of each employee's contribution up to 6% of the employee's compensation plus 100% of the employee's contribution for the next 3% of the employee's compensation. The Company contributed $129,000, $111,000 and $79,000 for fiscal 1998, 1997 and 1996, respectively.

       The Celebrity, Inc. 1993 Employee Stock Purchase Plan was adopted in fiscal 1994. Under this plan, the Company may periodically offer to its employees, at its sole discretion, the right to purchase shares of Common Stock at the market value as of the date of the offer. Employee payment for plan shares may be made either with cash or a promissory note. The participants' shares are fully vested upon purchase. The Company has reserved 300,000 shares of Common Stock for issuance under this plan. Subscriptions receivable at June 30, 1998 for purchases of Common Stock under this plan amounted to approximately $570,000 and will be paid over periods of one to ten years.

                                 CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    9. STOCK OPTION PLAN

       The Celebrity, Inc. 1992 Stock Option Plan (the "Plan") was adopted effective with the completion of the Company's initial public offering. An aggregate of 500,000 shares of Common Stock has been reserved for issuance under the Plan. The Plan permits the granting of incentive stock options to Celebrity's employees and nonqualified stock options to employees, nonemployee members of the Board of Directors and advisors. Options are exercisable during the period specified in each option agreement and are generally exercisable in installments pursuant to a vesting schedule designated by the Compensation Committee of the Board of Directors. The exercise price determined by the Compensation Committee may not be less than the fair market value of the Common Stock on the date of grant. No option will remain exercisable later than ten years after the date of grant. During fiscal 1998, options to purchase 250,000 shares of Common Stock were granted contingent upon shareholder approval of an increase in the number of shares reserved for issuance under the Plan. These shares are included in the table below. Additional information with respect to stock options granted under the Plan is as follows:

                                                                                             WEIGHTED
                                                                                             AVERAGE
                                                                NUMBER                      PER SHARE
          STOCK OPTION ACTIVITY                                OF SHARES                  EXERCISE PRICE
          -------------------------                            ---------                  --------------
          June 30, 1995                                         268,400                       $5.46
            Granted                                               6,000                       $5.75
            Canceled or surrendered                             (10,000)                      $5.88
                                                                -------
          June 30, 1996                                         264,400                       $5.46
            Granted                                             205,000                       $3.39
            Canceled or surrendered                             (33,000)                      $5.43
                                                                -------
          June 30, 1997                                         436,400                       $4.49
            Granted                                             366,000                       $1.43
            Canceled or surrendered                             (92,500)                      $4.36
                                                                -------
          June 30, 1998                                         709,900                       $2.93
                                                                =======

                                 CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The following information is presented for stock options outstanding at June 30, 1998. At June 30, 1998, options to purchase an aggregate of 192,300 shares of Common Stock were exercisable at a weighted average exercise price of $5.11 per share.

                                      OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                          -----------------------------------------         --------------------------
                                                          WEIGHTED                           WEIGHTED
                                          WEIGHTED        AVERAGE                            AVERAGE
         PER SHARE                         AVERAGE       PER SHARE                          PER SHARE
       EXERCISE PRICE                     REMAINING       EXERCISE                           EXERCISE
           RANGE           SHARES           LIFE           PRICE              SHARES          PRICE
       --------------     --------        ---------      ----------          --------       ----------
      $ 1.19 - 1.38       256,000       10.0 years      $     1.19             6,000       $     1.38
      $ 1.94 - 2.38       110,000        9.7 years      $     1.98                --       $       --
      $ 3.19 - 4.00       174,000        8.6 years      $     3.38            45,600       $     3.36
      $ 4.88 - 6.50       164,900        5.4 years      $     5.48           135,700       $     5.59
      $12.50                5,000        4.5 years      $    12.50             5,000       $    12.50

       Included in the table above are fully-vested, nonqualified options to purchase an aggregate of 31,000 shares of Common Stock. These options are held by three outside directors and have exercise prices ranging from $1.38 to $12.50 per share.

       The Company adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). On a pro forma basis, if the Company had recorded compensation expense in accordance with SFAS 123, the pro forma net loss would have been $12,766,000 and the basic and diluted loss per share would have been $2.03 for fiscal 1998 and net loss would have been $5,774,000 and the basic loss per share would have been $.92, for fiscal 1997.

       The significant assumptions used to estimate the fair value of the stock options granted in fiscal 1998 and 1997 include (i) a risk-free rate of return ranging from 5.58% to 6.15% in fiscal 1998 and from 6.13% to 6.54% in fiscal 1997, (ii) an expected option life of 10 years and (iii) an expected volatility ranging from 44.2% to 51.1% in fiscal 1998 and from 44.88% to 45.62% in fiscal 1997.

10.    RELATED PARTIES

       Celebrity leases a warehouse in Tyler, Texas from a shareholder. Amounts paid under this lease were approximately $120,000 in each year for fiscal 1998, 1997 and 1996.

       Long-term obligations at June 30, 1998 include two notes payable to related parties (Note 6).

11.    GEOGRAPHIC INFORMATION

       The Company operates exclusively in a single industry. Celebrity Hong Kong exports artificial flowers, foliage and flowering bushes from southeastern Asia to the U.S. and Europe and Celebrity distributes and markets its products in the U.S. using a direct sales force and distribution centers, primarily to mass market retailers, craft store chains and other specialty retailers and to wholesale florists. Cluett assembles artificial trees, floor planters and floral arrangements and markets them primarily to discount retailers and warehouse clubs. India Exotics distributed and marketed decorative metal products and other decorative accessories primarily to craft store chains and other specialty retailers and to wholesale florists, primarily in the U.S., using a direct sales force and a distribution center (Note 4).

                                 CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Financial information by geographic area for fiscal 1998, 1997 and 1996 is summarized in the tables below. Intergeographic area sales are accounted for at prices approximating arm's length market prices. Operating income by geographic area is comprised of net sales less operating expenses that are related to the operating revenue derived from the area. Identifiable assets by geographic area are those assets that are used in the operations of the Company in that area.

                                                                 YEARS ENDED JUNE 30,
                                                    -----------------------------------------------
                                                        1998              1997              1996
                                                    ------------      ------------      ------------
                                                                     (in thousands)

     Net sales to unaffiliated customers:
          Hong Kong                                 $     64,395      $     60,144      $     54,662
          United States                                   83,655            89,629            80,947
          Intercompany sales                             (25,788)          (24,603)          (20,561)
                                                    ------------      ------------      ------------
            Total                                   $    122,262      $    125,170      $    115,048
                                                    ============      ============      ============

     Operating earnings (loss):
          Hong Kong                                 $      2,357             4,216      $      3,395
          United States                                  (11,255)           (3,863)           (8,910)
          Intercompany earnings                               25               120               175
                                                    ------------      ------------      ------------
            Total                                   $     (8,873)     $        473      $     (5,340)
                                                    ============      ============      ============

                                                                       AT JUNE 30,
                                                        1998              1997              1996
                                                    ------------      ------------      ------------
                                                                     (in thousands)

     Identifiable assets at year-end:
          Hong Kong                                 $    23,180       $     20,586      $     15,693
          United States                                  48,525             67,430            71,598
          Eliminations                                  (19,986)           (20,563)          (13,928)
                                                    -----------       ------------      ------------
            Total                                   $    51,719       $     67,453      $     73,363
                                                    ===========       ============      ============


   12. FINANCIAL INSTRUMENTS AND CONCENTRATIONS

       The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short maturities. The carrying amounts of the revolving line of credit and other variable-rate notes payable approximate their fair value because the interest rates on these instruments change with market interest rates. The fair value, based on market interest rates, of the Company's fixed-rate notes payable at June 30, 1998 and 1997, respectively, did not significantly differ from their carrying amount.

       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company limits its exposure to credit risk on its cash and cash equivalents by placing these instruments with high quality financial

                                 CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       institutions. With respect to accounts receivable, the Company is exposed to group concentrations of credit risk as its customer base consists primarily of craft store chains, discount retailers, specialty retailers and warehouse clubs. In addition, in fiscal 1998, the Company had two customers that accounted for sales of $35.8 million and $13.9 million, respectively. The June 30, 1998 accounts receivable balance for one of these customers was $4.4 million. In fiscal 1997 and 1996, one customer accounted for sales of $34.6 million and $26.5 million, respectively. The June 30, 1997 accounts receivable balance for this customer was $4.2 million. The Company performs ongoing evaluations of the financial conditions of its customers, but does not require collateral to secure customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

   13. CERTAIN FACTORS THAT COULD AFFECT FUTURE OPERATIONS

       A substantial portion of the Company's consolidated net sales is derived from products manufactured in and exported from the Far East, primarily from the People's Republic of China (the "PRC"). Risks inherent in such international operations include loss of revenue, property and equipment from such hazards as expropriation, nationalization, war, insurrection and other political risks, and include other factors that could affect the Company's source of supply or cost of supply, including: general economic conditions in the Far East, changes in currency valuations, export credit availability, freight carrier availability and cost and U.S. trade policy and laws related to imports. If the U.S. government were to terminate most favored nation status for the PRC or impose higher tariff rates on products imported by the Company from the PRC, the duty on products imported by the Company from the PRC could increase substantially. To date, the Company's international operations have not been materially affected by these risks. However, if the Company's supply or cost of products were to be significantly affected, it could have a material adverse affect on the Company's business.

                                 CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   14. COMMITMENTS AND CONTINGENCIES

       RECEIVABLES SOLD WITH RECOURSE

       During fiscal 1998, 1997 and 1996, proceeds of approximately $33,539,000, $37,487,000, and $27,183,000, respectively, were received from a Hong Kong bank in connection with the financing, with recourse, of Celebrity Hong Kong accounts receivable related to shipments directly to customers. As of June 30, 1998 and 1997, Celebrity was contingently liable to the Hong Kong bank with respect to such financing activities for $4,085,000 and $5,859,000, respectively. The Company has retained substantially the same risk of credit loss as if the receivables had not been sold (Note
       12). Under a facility with the bank, a maximum aggregate of $4,500,000 in accounts receivable may be financed by the bank at any time, with recourse. The bank has reduced the maximum amount that may be financed to $3,800,000 effective October 1998.

       LEASES

       The Company leases certain buildings and equipment under noncancelable operating leases. Future minimum lease payments for the next five fiscal years and thereafter are as follows (in thousands):

          1999                                                 $    1,779
          2000                                                      1,715
          2001                                                      1,439
          2002                                                      1,191
          2003                                                      1,147
          Thereafter                                                5,203
                                                               ----------
          Total minimum lease payments                         $   12,474
                                                               ==========

      Rent expense for operating leases was $3,223,000, $3,601,000, $3,792,000 for fiscal 1998, 1997 and 1996, respectively.

                                 CELEBRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      OTHER

      The Company is involved in various legal proceedings that arise in the ordinary course of its business. The Company believes that none of its current litigation is likely to have a material adverse effect on its financial condition or results of operations.

                                                                     SCHEDULE II


                                CELEBRITY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)


ALLOWANCE
   FOR          BALANCE AT       CHARGED TO                         BALANCE
 DOUBTFUL       BEGINNING         COST AND                          AT END
 ACCOUNTS       OF PERIOD         EXPENSES        DEDUCTIONS       OF PERIOD
----------      ----------       ----------       ----------       ---------
   1998         $    2,017       $    2,869       $   (2,937)      $   1,949

   1997              1,119            1,553             (655)          2,017

   1996              1,539              795           (1,215)          1,119


                BALANCE AT       CHARGED TO                         BALANCE
INVENTORY       BEGINNING         COST AND                          AT END
 RESERVES       OF PERIOD         EXPENSES        DEDUCTIONS       OF PERIOD
----------      ----------       ----------       ----------       ---------

   1998         $      433       $    1,332       $      113       $   1,652

   1997              3,800               --            3,367             433

   1996                 --            3,800               --           3,800

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER         DESCRIPTION

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

       3.2  -- Bylaws of the Registrant.(1)

       4.1  -- Specimen Common Stock Certificate.(1)

       4.2 -- Warrant Agreement dated as of June 16, 1992, between the Registrant and Magicsilk, Inc.(1)

       4.3 -- Warrant dated February 3, 1998, issued by Registrant to Foothill Capital Corporation.(13)

       10.1 -- Loan Agreement dated May 10, 1993, among Registrant, Magicsilk, Inc. and National Canada Finance Corp.(4)

       10.2 -- First Amendment to Loan Agreement dated July 27, 1993, among Registrant, Magicsilk, Inc. and National Canada Finance Corp.(5)

       10.3 -- Second Amendment to Loan Agreement dated effective as of November 17, 1993, among Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp.(6)

       10.4 -- Third Amendment to Loan Agreement dated effective as of March 18, 1994, among Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp.(3)

       10.5 -- Fourth Amendment to Loan Agreement dated effective as of November 4, 1994, among Registrant, Magicsilk, Inc., The Cluett Corporation and National Canada Finance Corp.(7)

       10.6 -- Fifth Amendment to Loan Agreement dated effective as of February 3, 1995, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp.(7)

       10.7 -- Sixth Amendment to Loan Agreement dated effective as of March 14, 1995, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp.(8)

       10.8 -- Seventh Amendment to Loan Agreement dated effective as of August 4, 1995, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp.(9)

       10.9 -- Eighth Amendment to Loan Agreement dated effective as of June 19, 1997 among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and National Canada Finance Corp. (12)

      10.10 -- Ninth Amendment to Loan Agreement dated effective as of September 26, 1997 among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc., Star Wholesale Florist, Inc. and National Canada Finance Corp. (12)

      10.11 -- Promissory Note dated September 26, 1997, executed by Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc. and Star Wholesale Florist, Inc. in the principal amount of $35,000,000, payable to the order of National Canada Finance Corp.(12)

      10.12 -- Amended and Restated Security Agreement dated September 26, 1997, among Registrant, Magicsilk, Inc., The Cluett Corporation, India Exotics, Inc., Star Wholesale Florist, Inc. and National Canada Finance Corp.(12)

      10.13 -- Letter agreement dated May 19, 1997, setting forth the terms of a banking facility between Celebrity Exports International Limited and The Hongkong and Shanghai Banking Corporation Limited.(12)

      10.14 -- General Security Agreement Relating to Goods between Celebrity Exports International Limited and The Hongkong and Shanghai Banking Corporation Limited dated April 30, 1984.(1)

      10.15 -- Form of Guarantee by Limited Company executed by Registrant in favor of The Hongkong and Shanghai Banking Corporation Limited.(12)

      10.16 -- Commitment of Celebrity Exports International Limited to maintain a combined net worth of HK$50,000,000.(12)

      10.17 -- Term WCMA Loan Agreement dated June 17, 1997 between
               Registrant and Merrill Lynch Business Financial Services Inc.(12)

      10.18 -- $5,000,000 Term WCMA Note dated June 17, 1997 signed by Registrant and payable to Merrill Lynch Business Financial Services Inc.(12)

      10.19 -- Unconditional Guaranty dated June 17, 1997, executed by Magicsilk, Inc. in favor of Merrill Lynch Business Financial Services Inc. (12)

      10.20 -- Unconditional Guaranty dated June 17, 1997, executed by The Cluett Corporation in favor of Merrill Lynch Business Financial Services Inc.(12)

      10.21 -- Unconditional Guaranty dated June 17, 1997, executed by India Exotics, Inc. in favor of Merrill Lynch Business Financial Services Inc. (12)

      10.22 -- Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents from Celebrity, Inc. to Trustee for the Benefit of Merrill Lynch Business Financial Services Inc. relating to Winston-Salem, North Carolina property. (12)

      10.23 -- Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents from Celebrity, Inc. to Trustee for the Benefit of Merrill Lynch Business Financial Services Inc. relating to Tyler, Texas property.(12)

      10.24 -- Loan and Security Agreement dated as of January 30, 1998 among Registrant, The Cluett Corporation, Star Wholesale Florist, Inc. Value Florist, Inc. and India Exotics, Inc., as borrowers, on the one hand, and Foothill Capital Corporation, on the other
               (13)

      10.25 -- Promissory Note of Registrant, amended and restated as of February 16, 1998 payable to the order of RHP Management, LLC(13)

      10.26 -- Promissory Note of Registrant, dated July 7, 1998 payable to the order of RHP Management, LLC(14)

      10.27 -- Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Surendra Khokha.(7)

      10.28 -- Letter Agreement dated June 20, 1996, amending the Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Surendra Khokha.(11)

      10.29 -- Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Meena Khokha.(7)

      10.30 -- Letter Agreement dated June 20, 1996, amending the Employment Agreement dated February 7, 1995, between India Exotics, Inc. and Meena Khokha.(11)

      10.31 -- Noncompetition Agreement dated February 7, 1995, among India Exotics, Inc., Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and Meena Khokha.(7)

      10.32 -- Settlement Agreement dated February 2, 1998, by and among Registrant, India Exotics, Inc., a Texas corporation, Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and Meena Khokha.(14)

      10.33 -- Lease Termination Agreement dated as of July 31, 1998 among
               436 Investments, L.L.C., India Exotics, Inc., a Texas corporation, Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and Meena Khokha and Registrant.(14)

      10.34 -- Form of Indemnity Agreement.(1)

      10.35 -- Amended and Restated 1992 Stock Option Plan.(3)

      10.36 -- Amended and Restated 1993 Employee Stock Purchase Plan.(7)

      10.37 -- 1999 Employee Bonus Plan.(14)

       21   -- Subsidiaries of Registrant.(10)

       23   -- Consent of PricewaterhouseCoopers LLP.(14)

      27.1 -- Financial Data Schedule as of and for the Year Ended June 30, 1998.(15)

      27.2 -- Restated Financial Data Schedule as of and for the Year Ended June 30, 1997.(15)

------------------------

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

(13) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.

(14)     Filed herewith.

(15)     Included with EDGAR version only.