Form 10-Q
period 1998-09-30
CELEBRITY INC
filed 1998-11-12
CIK 891422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                    YES     X        NO
                                         ------         -------

The registrant had 6,282,755 shares of Common Stock, par value $.01 per share, outstanding as of November 9, 1998.

                         PART I - FINANCIAL INFORMATION




ITEM 1.    FINANCIAL STATEMENTS                                                          Page
                                                                                         ----
           Condensed Consolidated Balance Sheets at
              September 30, 1998 and June 30, 1998
              (Unaudited)...................................................................2

           Condensed Consolidated Statements of Operations
               for the three months ended
              September 30, 1998 and 1997 (Unaudited).......................................3

           Condensed Consolidated Statements of Cash
              Flows for the three months ended
              September 30, 1998 and 1997 (Unaudited).......................................4

           Notes to Condensed Consolidated Financial
              Statements (Unaudited)........................................................5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS....................................................................7


                               PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................................14

           SIGNATURES......................................................................15

                         PART I - FINANCIAL INFORMATION


                                 CELEBRITY, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)




                           ASSETS
                                                                           September 30,     June 30,
                                                                                1998           1998
                                                                           -------------    -----------

Current assets:
         Cash and cash equivalents                                         $       -0-      $       127
         Accounts receivable, net                                               15,430           14,121
         Inventories                                                            21,261           22,766
         Other current assets                                                    2,921            3,607
                                                                           -----------      -----------
Total current assets                                                            39,612           40,621
Property, plant and equipment, net                                               9,851            9,788
Other assets                                                                     1,263            1,310
                                                                           -----------      -----------
         Total assets                                                      $    50,726      $    51,719
                                                                           ===========      ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                  $     8,084      $     9,466
         Accrued expenses and income taxes payable                               4,279            3,849
         Current portion of notes payable                                        4,437            3,479
                                                                           -----------      -----------
Total current liabilities                                                       16,800           16,794
Notes payable, net of current portion                                           25,908           26,588
                                                                           -----------      -----------
Total liabilities                                                               42,708           43,382
                                                                           -----------      -----------
Shareholders' equity:
         Common stock                                                               63               63
         Paid-in capital                                                        22,751           22,751
         Subscriptions receivable                                                 (565)            (570)
         Accumulated deficit                                                   (13,519)         (13,198)
         Treasury stock, at cost                                                  (700)            (700)
         Cumulative translation adjustment                                         (12)              (9)
                                                                           -----------      -----------
Total shareholders' equity                                                       8,018            8,337
                                                                           -----------      -----------
Commitments and contingencies
         Total liabilities, redeemable common stock and
            shareholders' equity                                           $    50,726      $    51,719
                                                                           ===========      ===========


     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)




                                                                Three Months
                                                             Ended September 30,
                                                       ------------------------------
                                                           1998              1997
                                                       ------------      ------------

Net sales                                              $     27,126      $     30,208
                                                       ------------      ------------
Costs and operating expenses:
         Cost of goods sold                                  20,360            22,669
         Selling expenses                                     1,162             1,347
         General and administrative expenses                  4,474             5,139
         Depreciation and amortization                          453               517
                                                       ------------      ------------
Total expenses                                               26,449            29,672
                                                       ------------      ------------
Operating income                                                677               536
Interest expense, net                                          (948)             (805)
Other, net                                                       29                (9)
                                                       ------------      ------------
Loss before income taxes                                       (242)             (278)
Provision for income taxes                                       79               165
                                                       ------------      ------------
Net loss                                               $       (321)     $       (443)
                                                       ============      ============
Basic and diluted loss per share                       $       (.05)     $       (.07)
                                                       ============      ============
Average common and potentially dilutive
common shares outstanding                                     6,294             6,310
                                                       ============      ============


     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)




                                                                            Three Months
                                                                          Ended September 30,
                                                                   --------------------------------
                                                                        1998                1997
                                                                   ------------        ------------
Operating activities:
         Net loss                                                  $       (321)       $       (443)
         Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
             Depreciation and amortization                                  453                 517
         Changes in operating assets and liabilities:
             Accounts receivable                                         (1,309)             (1,503)
             Inventories                                                  1,505              (1,361)
             Other assets, net                                              691               1,033
             Accounts payable and accrued expenses                         (952)              1,385
                                                                   ------------        ------------
         Net cash provided by (used in) operating activities                 67                (372)
                                                                   ------------        ------------
Investing activities:

         Additions to property and equipment                               (474)               (121)
         Other                                                               --                  18
                                                                   ------------        ------------
         Net cash used in investing activities                             (474)               (103)
                                                                   ------------        ------------
Financing activities:
         Net proceeds from (payments on) credit
              facility                                                      679                (153)
         Proceeds from long-term debt                                       500                 722
          Payments on long-term debt                                       (901)               (284)
         Proceeds on subscriptions receivable                                 5                  14
         Other                                                               (3)                 --
                                                                   ------------        ------------
         Net cash provided by financing activities                          280                 299
                                                                   ------------        ------------
Decrease in cash                                                           (127)               (176)
Cash and cash equivalents at beginning of period                            127                 530
                                                                   ------------        ------------
Cash and cash equivalents at end of period                         $          0        $        354
                                                                   ============        ============


     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       THE BUSINESS AND BASIS OF PRESENTATION

Description of Business

         Celebrity, Inc. ("Celebrity" or the "Company") is a supplier of high quality artificial flowers, ficus trees and plants, and decorative metal products and other accessories to mass market retailers, craft store chains, wholesale florists and other retailers throughout North America and Europe. Celebrity imports and/or produces approximately 14,000 home accent, decorative accessory and giftware items, including artificial floral arrangements, floor planters and trees, a wide range of decorative metal products and a broad line of seasonal items such as Christmas trees, wreaths, garlands and other ornamental products.

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

         The accompanying Condensed Consolidated Financial Statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

2.       INVENTORY

         The composition of inventories is as follows (in thousands):


                                                    September 30,          June 30,
                                                         1998                1998
                                                    -------------       -------------

Raw materials                                       $       7,712       $       8,460
Finished goods                                             13,549              14,306
                                                    -------------       -------------
                                                    $      21,261       $      22,766
                                                    =============       =============

3.       EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" effective December 31, 1997. For all periods presented there were no differences between basic and diluted earnings per share.

4.       CREDIT FACILITY

         In February 1998, the Company entered into a three-year credit facility for its Celebrity, Cluett, Color Concepts (a division of Celebrity that conducts the operations formerly conducted by India Exotics), Star Wholesale and Value Florist operations for borrowings up to $35.0 million. The credit facility includes a revolving line of credit for borrowings up to $31.5 million and a term loan with an initial principal amount of $3.5 million. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories. As a result of such limits, the maximum amount the Company was eligible to borrow at September 30, 1998 was $24.6 million, and the amount outstanding under the revolving credit facility was $23.7 million. On July 7, 1998, the Company received a $1.0 million seasonal overadvance under its revolving credit facility. The seasonal overadvance period was scheduled to expire November 1, 1998, but has been extended to December 1, 1998. The Company is currently in discussions with the lender to further extend the overadvance period to January 31, 1999. Also under discussion is a proposed $5.0 million reduction in the revolving credit facility from $31.5 million to $26.5 million. At current reduced inventory levels, the Company is not expected to need more than $26.5 million of revolving credit availability and the reduction will lower credit facility expenses. The commitment fee for the unused portion of the revolving credit facility is .25% of the average unused portion of the revolving credit facility. The term loan is payable in monthly installments of principal of $200,000 that began on May 1, 1998, and the remaining outstanding principal balance under the term loan is due and payable upon the earlier of (i) September 1, 1999, or (ii) the termination of the revolving credit facility. The outstanding principal balance under the revolving credit facility bears interest at a reference bank's prime rate of interest plus 1.5% per annum, and the outstanding principal balance of the term loan bears interest at 12.5% per annum. Interest is payable monthly. As a condition to establishing the credit facility, the Company issued to the lender a five-year warrant to purchase 100,000 shares of common stock, par value $.01 per share, of the Company (the "Common stock") at $1.00 per share. The fair market value of the warrant at the time of the issuance was estimated to be $70,000. Accordingly, the proceeds from the credit facility were allocated between debt and paid-in capital, resulting in a debt discount that will be accreted to the redemption amount over the term of the credit facility. Amounts borrowed under the revolving credit facility and the term loan are secured by accounts receivable, inventory, equipment, certain interests in real property, and general intangibles (including intellectual property) of Celebrity and its subsidiary borrowers. In addition, all of the stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility and the term loan are subject to certain covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was in compliance with, or received a waiver for, all covenants at September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of Celebrity. The actual results of operations of Celebrity could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation (i) changes in customer demand for the Company's products at the retail level, (ii) trends in the retail and wholesale decorative accessories industries, (iii) inventory risks attributable to possible changes in customer demand, compounded by extended lead times in ordering the Company's products from overseas suppliers and the Company's strategy of maintaining a high merchandise in stock percentage, (iv) the effects of economic conditions, including the economic instability in the Far East, (v) supply and/or shipment constraints or difficulties, (vi) the impact of competitors' pricing, (vii) the effects of the Company's accounting policies, (viii) changes in foreign trade regulations, including changes in duty rates, possible trade sanctions, import quotas and other restrictions imposed by U.S. and foreign governments, (ix) the effects of the assumption of control over Hong Kong by the People's Republic of China (the "PRC") on July 1, 1997, (x) risks associated with a heavy reliance on products coming from manufacturers in the PRC, (xi) currency risks, including changes in the relationship between the U.S. dollar and the Hong Kong dollar,
(xii) risks associated with the Year 2000 issue, and (xiii) other risks detailed in the Company's Securities and Exchange Commission filings. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used herein, the words "believes," "expects," "plans," "intends" and similar expressions as they relate to the Company or its management generally are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth certain items in the condensed consolidated statements of operations of Celebrity expressed as a percentage of net sales for the periods indicated:




                                                           THREE MONTHS
                                                             ENDED
                                                          SEPTEMBER 30,
                                                    -------------------------
                                                      1998             1997
                                                    --------         --------
Net sales                                                100%             100%
                                                    --------         --------
Costs and operating expenses:
    Cost of goods sold                                    75%              75%
    Selling expenses                                       4%               4%
    General and administrative expenses                   17%              17%
    Depreciation and amortization                          2%               2%
                                                    --------         --------
Total expenses                                            98%              98%
                                                    --------         --------
Operating income                                           2%               2%
Interest expense, net                                     (3)%             (3)%
                                                    --------         --------
Loss before income taxes                                  (1)%             (1)%

Provision (benefit) for income taxes                       0%              (1)%
                                                    --------         --------
Net loss                                                  (1)%             (2)%
                                                    ========         ========


THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales decreased 10.2% from $30.2 million in the first quarter of fiscal 1998 to $27.1 million in the first quarter of fiscal 1999. The decrease was primarily attributable to lower direct export sales in Hong Kong, related to a shortage of shipping containers in the first quarter of fiscal 1999. Certain of these products are expected to be shipped in the second quarter of fiscal 1999.

         Cost of goods sold decreased 10.1% from $22.7 million in the first quarter of fiscal 1998 to $20.4 million in the first quarter of fiscal 1999. The decrease was primarily attributable to the lower sales volume in the first quarter of fiscal 1999. Cost of goods sold as a percentage of net sales was comparable at 75%.

         Selling expenses decreased from $1.3 million in the first quarter of fiscal 1998 to $1.2 million in the first quarter of fiscal 1999. Selling expenses as a percentage of net sales were comparable at 4% for both periods. The decrease in selling expenses was attributable to expense reductions implemented in the fourth quarter of fiscal 1998.

         General and administrative expenses of $4.5 million in the first quarter of fiscal 1999 decreased $665,000, or 13%, from $5.1 million in the first quarter of fiscal 1998. The decrease is attributable to expense reductions implemented in the fourth quarter of fiscal 1998. As a percent of net sales, general and administrative expenses were comparable at 17% for both periods.

         Depreciation and amortization expenses of $453,000 in the first quarter of fiscal 1999 decreased from $517,000 in the first quarter of fiscal 1998. The decrease was primarily attributed to the writeoff of goodwill and other intangibles in the fourth quarter of fiscal 1998, related to the exit of the India Exotics operations.

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

         In February 1998, the Company entered into a new three-year revolving credit facility for its Celebrity, Cluett, Color Concepts, Star Wholesale and Value Florist operations in a maximum amount of $31.5 million. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories. As a result of such limits, the maximum amount the Company was eligible to borrow at September 30, 1998, was $24.6 million, and the amount outstanding under the revolving credit facility was $23.7 million. On July 7, 1998 the Company received a $1.0 million seasonal overadvance under its revolving credit facility. The seasonal advance period was scheduled to expire November 1, 1998, but has been extended to December 1, 1998. The Company is currently in discussions with the lender to further extend the overadvance period to January 31, 1999. Also, under discussion is a proposed $5.0 million reduction in the revolving credit facility from $31.5 million to $26.5 million. At current reduced inventory levels, the Company is not expected to need more than $26.5 million of revolving credit availability, and the reduction will lower credit facility expenses. In addition to the revolving credit facility, the lender has made a term loan to the Company in the original principal amount of $3.5 million The term loan is payable in monthly installments of principal of $200,000 that began on May 1, 1998, and the remaining outstanding principal balance under the term loan is due and payable upon the earlier of (i) September 1, 1999, or (ii) the termination of the revolving credit facility. Interest on the outstanding balance under the revolving credit facility bears interest at a reference bank's prime rate of interest plus 1.5% per annum, and interest on the outstanding balance of the term loan bears interest at a rate of 12.5% per annum.

Interest is payable monthly. Amounts borrowed under the revolving credit facility and the term loan are secured by accounts receivable, inventory, equipment, certain interests in real property, and general intangibles (including intellectual property) of Celebrity and its subsidiary borrowers. In addition, all of the stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility and the term loan are subject to certain covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was in compliance with, or received a waiver for, all covenants at September 30, 1998.

         Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers after the manufacturers deliver products in Hong Kong for export. Celebrity Hong Kong finances cash payments to its vendors through export credit facilities established with three Hong Kong banks, each of which is guaranteed by the Company. Generally, under the terms of these facilities, each bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong to its customers. Each bank is reimbursed when payment for these shipments is received. At September 30, 1998, an aggregate of $2.0 million of export bills was financed by the three banks, of a $10.2 million aggregate maximum amount under the export credit facilities. Covenants under the Company's revolving credit facility restrict aggregate borrowings under the export credit facilities to $7.0 million. All of these export bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation.

         In June 1997, the Company entered into a revolving credit facility with an additional lender, which matures in June 2004. At September 30, 1998, the outstanding balance under the facility was approximately $4.5 million. Interest accrues on the principal amount outstanding under the facility at the rate of LIBOR plus 2.65% per annum. Amounts borrowed under the facility are secured by certain real estate owned by the Company, and the facility contains covenants requiring the Company to maintain certain financial ratios; however, the lender has waived these financial ratio covenants through June 30, 1999.

         In September 1997, the Company borrowed $500,000 from a related party, RHP Management, LLC ("RHP"), an entity controlled by Robert H. Patterson, Jr., Chairman of the Board, President and Chief Executive Officer of the Company. In February 1998, the parties amended the promissory note to extend the repayment date to September 30, 1999, subject to repayment restrictions under the revolving credit facility. The principal amount outstanding accrues interest at a fluctuating rate per annum equal to RHP's cost of borrowing, which is currently the prime rate of a reference bank plus 1.5% per annum. The proceeds from this loan were used to pay certain intercompany accounts payable to Celebrity Hong Kong. In July 1998, the Company borrowed an additional $500,000 from RHP for seasonal working capital needs, which accrues interest at 10% per annum. The note was scheduled to mature November 1, 1998, but repayment is subject to certain restrictions under the revolving credit facility and is expected to be repaid after January 31, 1999.

         The Company does not plan to make any significant capital expenditures in fiscal 1999 other than those incurred in the normal course of business for facilities and equipment, and those in connection with the Company's continuing program to upgrade its management information systems.

         The Company's products are primarily sourced in the Far East, with a majority produced in the PRC. The Company's source or cost of supply could be affected by a variety of factors, including general economic conditions in the Far East, change in currency valuations, export credit availability, freight carrier availability and costs, and U.S. trade policy and law related to imports. If the U.S. government were to terminate most favored nation status for the PRC or impose punitive tariff rates on products imported by the Company in retaliation for market access barriers in the PRC, the duty on products imported by the Company from the PRC would increase significantly. If the Company were to face an increase in product cost from any of these factors, it would (i) attempt to increase the prices charged to its customers, (ii) ask its suppliers to reduce the prices charged to the Company and (iii) seek to identify more favorable sources; however, unless and until these efforts were successful, the Company's results of operations could be affected adversely.

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

         The Company has undertaken various initiatives intended to ensure that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems and other miscellaneous systems that may contain embedded technology, as well as systems that are not commonly thought of as IT systems, such as materials handling systems, alarm systems, fax machines or other miscellaneous systems that may contain embedded technology. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software systems it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in April 1997, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software systems. The Company estimates that as of September 30, 1998, it had completed approximately 90% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues related to its computer equipment and software. The projects comprising the remaining 10% of the initiatives are in process and are expected to be completed by June 30, 1999.



                                                                                                PERCENT
      YEAR 2000 INITIATIVE                                          TIME PERIOD                 COMPLETE
      --------------------                                          -----------                 --------
    Initial IT system identification and assessment           April 1997 to December 1998          95
    Remediation and testing of central system                 June 1997 to December 1998           90
    Remediation and testing of manufacturing and              June 1998 to June 1999               40
         distribution systems
    Identification and assessment of non-IT systems           June 1998 to December 1998           20
    Remediation and testing of non-IT systems                 January 1999 to June 1999             0


         Substantially all of the Company's products are manufactured in Southeastern Asia. The Company currently has relationships with approximately 70 manufacturers and purchases most of its products from 12 of them. Celebrity has made its own assessment of the manufacturing operations of its significant suppliers and their relative dependence on computer equipment and software. As a result of this independent assessment, the Company has concluded that because the manufacturing processes of the Company's suppliers utilize very little technology, the risks associated with the Year 2000 readiness of its significant suppliers are not significant. The Company is currently beginning the assessment of the Year 2000 readiness of its customers. The Company plans to contact its significant customers to determine their state of Year 2000 readiness, and expects to complete its assessment of such customers' Year 2000 readiness by March 1999.

         The Company believes that the costs to modify its computer equipment and software systems to be Year 2000 complaint, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $200,000, which expenditures will be funded from operating cash flows. All of the $200,000 relates to analysis, repair or replacement of existing software, upgrades of existing software or evaluation of information received from significant suppliers or customers. Such amount represents approximately 50% of the Company's total actual and anticipated IT expenditures for fiscal 1998 and 1999. As of September 30, 1998, the Company had incurred costs of approximately $50,000 related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations, or adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results of operations.

         The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

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

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         10.1 Lease Termination Agreement dated as of July 31, 1998 among 436 Investments, L.L.C., India Exotics, Inc., a Texas corporation, Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and Meena Khokha and Registrant. (1)

         10.2 Loan Agreement dated July 27, 1998 by and between The China State Bank Limited and Celebrity Exports International Limited. (2)

         10.3 Deed of Guarantee dated August 31, 1998 by and between Celebrity, Inc., as Guarantor, and The China State Bank Limited, as Lender. (2)

         10.4 Loan Agreement dated September 29, 1998 by and between State Street Bank and Trust Company and Celebrity Exports International Limited. (2)

         10.5 Continuing Guarantee dated September 29,1998 granted by Celebrity, Inc, for the Benefit of State Street Bank and Trust Company. (2)

         27       Financial Data Schedule. (3)


(b)      Reports of Form 8-K:

         None.

-------------------

(1) Previously filed as an exhibit to the Registrant's Annual Report of Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference.

(2)      Filed herewith.

(3)      Included with EDGAR version only.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CELEBRITY, INC.



Dated:  November 12, 1998         By:  /s/ ROBERT H. PATTERSON, JR.
                                     -------------------------------------------
                                     Robert H. Patterson, Jr., Chairman of the
                                       Board, President and Chief Executive
                                       Officer (Authorized Officer)



Dated:  November 12, 1998         By:  /s/ LYNN SKILLEN
                                     -------------------------------------------
                                     Lynn Skillen
                                       Vice President - Finance
                                       (Principal Financial and Accounting
                                        Officer)




        Exhibit
        Number                 Description of Exhibit
        -------                ----------------------
         10.1     Lease Termination Agreement dated as of July 31, 1998 among
                  436 Investments, L.L.C., India Exotics, Inc., a Texas
                  corporation, Surendra Khokha, Rajneesh Khokha, Asheesh Khokha
                  and Meena Khokha and Registrant. (1)

         10.2     Loan Agreement dated July 27, 1998 by and between The China
                  State Bank Limited and Celebrity Exports International
                  Limited. (2)

         10.3     Deed of Guarantee dated August 31, 1998 by and between
                  Celebrity, Inc., as Guarantor, and The China State Bank
                  Limited, as Lender. (2)

         10.4     Loan Agreement dated September 29, 1998 by and between State
                  Street Bank and Trust Company and Celebrity Exports
                  International Limited. (2)

         10.5     Continuing Guarantee dated September 29,1998 granted by
                  Celebrity, Inc, for the Benefit of State Street Bank and Trust
                  Company. (2)

         27       Financial Data Schedule. (3)

-------------------

(1) Previously filed as an exhibit to the Registrant's Annual Report of Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference.

(2)      Filed herewith.

(3)      Included with EDGAR version only.