Form 10-Q
period 1998-12-31
CELEBRITY INC
filed 1999-02-16
CIK 891422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

The registrant had 6,176,655 shares of Common Stock, par value $.01 per share, outstanding as of February 12, 1999.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                           PAGE
                                                                         ----
          Condensed Consolidated Balance Sheets at
              December 31, 1998 and June 30, 1998
              (Unaudited) ...............................................  2

          Condensed Consolidated Statements of Operations
              for the three months ended
              December 31, 1998 and 1997 (Unaudited) ....................  3

          Condensed Consolidated Statements of Operations
              for the six months ended
              December 31, 1998 and 1997 (Unaudited) ....................  4

          Condensed Consolidated Statements of Cash
              Flows for the six months ended
              December 31, 1998 and 1997 (Unaudited) ....................  5

          Notes to Condensed Consolidated Financial
              Statements (Unaudited) ....................................  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS ...............................................  11


                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........  18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .............................  19

          SIGNATURES ...................................................  20

                         PART I - FINANCIAL INFORMATION

                                 CELEBRITY, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                    ASSETS
                                                      December 31,   June 30,
                                                         1998          1998
                                                      ------------   --------
Current assets:
     Cash and cash equivalents                         $     --      $    127
     Accounts receivable, net                            11,472        14,121
     Inventories                                         22,375        22,766
     Other current assets                                 3,091         3,607
                                                       --------      --------
Total current assets                                     36,938        40,621
Property, plant and equipment, net                        9,650         9,788
Other assets                                              1,218         1,310
                                                       --------      --------
     Total assets                                      $ 47,806      $ 51,719
                                                       ========      ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                  $  7,698      $  9,466
     Accrued expenses and income taxes payable            4,178         3,849
     Current portion of notes payable                     3,818         3,479
                                                       --------      --------
Total current liabilities                                15,694        16,794
Notes payable, net of current portion                    23,976        26,588
                                                       --------      --------
Total liabilities                                        39,670        43,382
                                                       --------      --------
Shareholders' equity:
     Common stock                                            62            63
     Paid-in capital                                     21,494        22,751
     Subscriptions receivable                                --          (570)
     Accumulated deficit                                (13,410)      (13,198)
     Treasury stock, at cost                                 --          (700)
     Cumulative translation adjustment                      (10)           (9)
                                                       --------      --------
Total shareholders' equity                                8,136         8,337
                                                       --------      --------
Commitments and contingencies
     Total liabilities and shareholders' equity        $ 47,806      $ 51,719
                                                       ========      ========


     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                      Three Months
                                                   Ended December 31,
                                                ----------------------
                                                   1998          1997
                                                --------      --------
Net Sales                                       $ 25,986      $ 29,854
                                                --------      --------
Costs and operating expenses:
     Cost of goods sold                           18,903        22,904
     Selling expenses                              1,384         1,245
     General and administrative expenses           4,010         5,370
     Depreciation and amortization                   416           540
                                                --------      --------
Total expenses                                    24,713        30,059
                                                --------      --------
Operating income (loss)                            1,273          (205)
Interest expense, net                             (1,021)         (910)
Other, net                                            25             8
                                                --------      --------
Income (loss) before income taxes                    277        (1,107)
Provision for income taxes                           168           120
                                                --------      --------
Net income (loss)                               $    109      $ (1,227)
                                                ========      ========
Basic and diluted earnings (loss) per share     $    .02      $   (.19)
                                                ========      ========
Basic and diluted weighted average
     common shares outstanding                     6,294         6,310
                                                ========      ========


     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                      Six Months
                                                  Ended December 31,
                                                ----------------------
                                                   1998         1997
                                                --------      --------
Net sales                                       $ 53,112      $ 60,062
                                                --------      --------

Costs and operating expenses:
     Cost of goods sold                           39,263        45,573
     Selling expenses                              2,546         2,592
     General and administrative                    8,484        10,509
     Depreciation and amortization                   869         1,057
                                                --------      --------
Total expenses                                    51,162        59,731
                                                --------      --------
Operating income                                   1,950           331
Interest expense, net                             (1,969)       (1,715)
Other, net                                            54            (1)
                                                --------
Income (loss) before income taxes                     35        (1,385)
Provision for income taxes                           247           285
                                                --------      --------
Net loss                                        $   (212)     $ (1,670)
                                                ========      ========
Basic and diluted loss per share                $   (.03)     $   (.26)
                                                ========      ========
Basic and dilutive weighted average
     common shares outstanding                     6,294         6,310
                                                ========      ========


     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 Six Months
                                                              Ended December 31,
                                                             --------------------
                                                               1998         1997
                                                             -------      -------
Operating activities:
     Net loss                                                $  (212)     $(1,670)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                            869        1,057
Changes in operating assets and liabilities:
        Accounts receivable                                    2,649         (753)
        Inventories                                              391         (300)
        Other assets, net                                        523        1,001
        Accounts payable and accrued expenses                 (1,439)         135
                                                             -------      -------
     Net cash provided by (used in) operating activities       2,781         (800)
                                                             -------      -------
Investing activities:
     Additions to property and equipment                        (646)        (211)
                                                             -------      -------
     Net cash used in investing activities                      (646)        (211)
                                                             -------      -------
Financing activities:
     Net proceeds from (payments on) credit facility          (1,000)         559
     Proceeds from long-term debt                                500          182
     Payments on long-term debt                               (1,773)           0
     Other                                                        11           19
                                                             -------      -------
     Net cash provided by (used in) financing activities      (2,262)         760
                                                             -------      -------
Decrease in cash                                                (127)        (251)
Cash and cash equivalents at beginning of period                 127          530
                                                             -------      -------
Cash and cash equivalents at end of period                   $     0      $   279
                                                             =======      =======


     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  THE BUSINESS AND BASIS OF PRESENTATION

Description of Business

         Celebrity, Inc. ("Celebrity" or the "Company") is a supplier of high quality artificial flowers, ficus trees and plants, and other decorative accessories to mass market retailers, craft store chains, wholesale florists and other retailers throughout North America and Europe. Celebrity imports and/or produces approximately 14,000 home accent, decorative accessory and giftware items, including artificial floral arrangements, floor planters and trees, and a broad line of seasonal items such as Christmas trees, wreaths, garlands and other ornamental products. The Company also supplies decorative metal products through its Color Concepts division.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

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

Long-lived assets

The Company periodically reviews long-lived assets, including good will and customer lists, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. In such cases, if the future undiscounted cash flows of the underlying assets are less than the carrying amount, then the carrying amount of the long-lived asset will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

During the fourth quarter of fiscal 1998, the Company decided to exit the India Exotics business that was acquired in fiscal 1995. As a result of this decision, certain long-lived assets were written down to their estimated fair value less cost to sell.

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

Foreign currency translation

All balance sheet asset and liability accounts of Celebrity Hong Kong are translated to U.S. dollars using the rates of exchange in effect at the respective balance sheet dates. Celebrity Hong Kong statements of operations are translated at exchange rates approximating the actual rates on the dates of the transactions. Cumulative translation adjustments are included as a separate component of shareholders' equity.

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

Recent accounting pronouncements

In June 1997, Statement of Financial Accounting Standards No.130, Reporting Comprehensive Income ("FAS 130"), was issued and is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

In June 1997, Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("FAS 131"), was issued and is effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. The Company believes the adoption of this standard will not affect its reportable segments.

3.  INVENTORY

Inventories are valued at the lower of cost or market. The Company establishes valuation reserves for slow moving, discontinued or obsolete products. The amounts of the valuation reserves are determined by estimating the amount of mark down required to value those products at fair market value. The balance of inventory reserves at December 31, 1998 was $735,000. The composition of inventories is as follows (in thousands):

                            December 31,    June 30,
                               1998           1998
                            ------------    --------
           Raw materials      $ 8,294        $ 8,460
           Finished goods      14,081         14,306
                              -------        -------
                              $22,375        $22,766
                              =======        =======

4.  1998 SPECIAL CHARGES

         The 1998 special charges included the accrual of the remaining payments due pursuant to a settlement agreement and a noncompetition agreement related to the India Exotics acquisition ($614,000), and the accrual of a contractual lease termination obligation ($206,000), both of which were included as components of a restructuring charge recorded in the fourth quarter of fiscal 1998. Additionally, a $1,128,000 inventory lower of cost or market reserve was established as a result of the decision to exit the India Exotics business and certain other underperforming product lines, which reserve was included as a component of cost of goods sold in the fourth quarter of fiscal 1998. At December 31, 1998, $823,000 of the reserve remained unutilized. There were no amounts reclassified from the reserve or released from the reserve. The chart below summarizes reserve activities.

                              SETTLEMENT       LEASE       INVENTORY      TOTAL
                               AGREEMENT    TERMINATION    WRITE-DOWN    RESERVE
                              ----------    -----------    ----------    -------
Expense Recorded              $      614    $       206    $    1,128    $ 1,948
                              ----------     ----------    ----------    -------
Balance at June 30, 1998             614            206         1,128      1,948
Charges against reserve               --            206           428        634
                              ----------     ----------    ----------    -------
Balance at September 30, 1998        614             --           700      1,314
Charges against reserve               --             --           491        491
                              ----------     ----------    ----------    -------
Balance at December 31, 1998  $      614             --    $      209    $   823
                              ==========     ==========    ==========    =======


5.  EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" effective December 31, 1997. For all periods presented there were no differences between basic and diluted earnings per share.

6.  CREDIT FACILITY

         During the quarter ended December 31, 1998, certain provisions of the Company's revolving credit facility were amended, including a reduction in the maximum amount of the facility from $31.5 million to $26.5 million, and a rescheduling of the maturity date of a $1.0 million seasonal overadvance. The maturity date of the seasonal overadvance originally provided by the lender in July 1998 was extended to March 1, 1999, with an amortization period beginning February 8, 1999. The facility reduction from $31.5 million to $26.5 million was proposed by the Company to reduce commitment fees and other financing costs. Due to lower levels of inventory carried by the Company, management concluded it was unlikely that the higher credit line would be utilized in the near future.

7.  CANCELLATION OF CERTAIN COMMON STOCK AND SUBSCRIPTIONS RECEIVABLE

         During the quarter ended December 31, 1998, the Board of Directors of the Company approved the cancellation of (i) certain common stock, par value $.01 per share, of the Company ("Common Stock") sold to Company employees in prior years, as well as the related subscriptions receivable, and (ii) all Common Stock held in treasury.

8.  REVERSE STOCK SPLIT

         Subsequent to the end of the first quarter of fiscal 1999, on January 29, 1999, the Company filed a definitive proxy statement with the Securities and Exchange Commission related to a special meeting of its shareholders that is scheduled to be held February 26, 1999. The record date for the special meeting was January 25, 1999. The purpose of the special meeting is to request the shareholders' approval of certain amendments to the Company's Articles of Incorporation, the primary one of which will effect a four-to-one reverse stock split of the Common Stock. The reverse stock split is being proposed in order to ensure that the minimum $1.00 per share continued listing requirement for the Common Stock on the Nasdaq SmallCap Market will be satisfied. On February 8, 1999, the closing price of the Common Stock on the Nasdaq SmallCap Market was $.75 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of Celebrity. The actual results of operations of Celebrity could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation (i) changes in customer demand for the Company's products at the retail level, (ii) trends in the retail and wholesale decorative accessories industries, (iii) inventory risks attributable to possible changes in customer demand, compounded by extended lead times in ordering the Company's products from overseas suppliers and the Company's strategy of maintaining a high merchandise in stock percentage, (iv) the effects of economic conditions, including the economic instability in the Far East, (v) supply and/or shipment constraints or difficulties, (vi) the impact of competitors' pricing, (vii) the effects of the Company's accounting policies, (viii) changes in foreign trade regulations, including changes in duty rates, possible trade sanctions, import quotas and other restrictions imposed by U.S. and foreign governments, (ix) the effects of the assumption of control over Hong Kong by the People's Republic of China (the "PRC") on July 1, 1997, (x) risks associated with a heavy reliance on products coming from manufacturers in the PRC, (xi) currency risks, including changes in the relationship between the U.S. dollar and the Hong Kong dollar, and (xii) other risks detailed in the Company's Securities and Exchange Commission filings. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used herein, the words "believes," "expects," "plans," "intends" and similar expressions as they relate to the Company or its management generally are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth certain items in the condensed consolidated statements of operations of Celebrity expressed as a percentage of net sales for the periods indicated:

                                             THREE MONTHS        SIX MONTHS
                                                ENDED               ENDED
                                             DECEMBER 31,        DECEMBER 31,
                                             -------------       ------------
                                             1998     1997       1998    1997
                                             ----     ----       ----    ----
Net sales                                     100%     100%       100%    100%
                                             ----     ----       ----    ----
Costs and operating expenses:
     Cost of goods sold                        73%      77%        74%     76%
     Selling expenses                           5%       4%         5%      4%
     General and administrative expenses       15%      18%        16%     18%
     Depreciation and amortization              2%       2%         1%      2%
                                             ----     ----       ----    ----
Total expenses                                 95%     101%        96%    100%
                                             ----     ----       ----    ----
Operating income (loss)                         5%      (1)%        4%      0%
Interest expense, net                          (4)%     (3)%       (4)%    (3)%
                                             ----     ----       ----    ----
Income (loss) before income taxes               1%      (4)%        0%     (3)%
Provision (benefit) for income taxes            1%       0 %        0%      0%
                                             ----     ----       ----    ----
Net income (loss)                               0%      (4)%        0%     (3)%
                                             ====     ====       ====    ====

THREE MONTHS ENDED DECEMBER 31, 1998, COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1997

         Net sales decreased 13.0% from $29.9 million in the second quarter of fiscal 1998 to $26.0 million in the second quarter of fiscal 1999. The sales decrease was attributable to lower sales in domestic distribution divisions in the quarter, including lower revenues resulting from the Company's decision in June 1998 to exit the India Exotics business. Operations in Hong Kong generated sales increases for the quarter, as the shortage of shipping containers in the Far East that affected first quarter fiscal 1999 sales was remedied in the second quarter of fiscal 1999.

         Cost of goods sold decreased 17.5% from $22.9 million in the second quarter of fiscal 1998 to $18.9 million in the second quarter of fiscal 1999. The decrease was primarily attributable to the lower sales volume in the second quarter of fiscal 1999. Cost of goods sold as a percentage of net sales was 73% in the second quarter of fiscal 1999, compared with 77% in the prior year. The lower cost of goods sold percentage in fiscal 1999 is attributable to an improved mix of product sales in fiscal 1999 and expense reductions implemented in the fourth quarter of fiscal 1998.

         Selling expenses increased from $1.2 million in the second quarter of fiscal 1998 to $1.4 million in the second quarter of fiscal 1999. Selling expenses as a percentage of net sales were 5% in the second quarter of fiscal 1999, compared with 4% in the prior year. This increase in selling expenses was primarily attributable to the opening of a new showroom in Dallas, Texas.

         General and administrative expenses of $4.0 million in the second quarter of fiscal 1999 decreased $1.4 million, or 25%, from $5.4 million in the second quarter of fiscal 1998. The decrease is attributable to expense reductions implemented in the fourth quarter of fiscal 1998. A substantial component of the decrease resulted from the closing of the St. Louis, Missouri facility associated with the exit from the India Exotics business. As a percentage of net sales, general and administrative expenses declined to 15% of net sales in the second quarter of fiscal 1999, compared with 18% in the second quarter of fiscal 1998.

         Depreciation and amortization expenses of $416,000 in the second quarter of fiscal 1999 decreased from $540,000 in the second quarter of fiscal 1998. The decrease was primarily attributable to the write-off of goodwill and other intangibles in the fourth quarter of fiscal 1998, related to exiting the India Exotics business.


SIX MONTHS ENDED DECEMBER 31, 1998, COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1997

         Net sales decreased 11.6% from $60.1 million in fiscal 1998 to $53.1 million in fiscal 1999. The decrease was attributable to lower sales in domestic distribution divisions, including lower revenues resulting from the Company's decision in June 1998 to exit the India Exotics business.

         Cost of goods sold decreased from $45.6 million in fiscal 1998 to $39.3 million in fiscal 1999. The decrease was primarily attributable to the lower sales volume in fiscal 1999. Cost of goods sold as a percentage of net sales decreased from 76% in fiscal 1998 to 74% in fiscal 1999. The lower cost of goods sold percentage in fiscal 1999 was attributable to expense reductions implemented in June 1998 and a mix of higher margin products sold in fiscal 1999, primarily resulting from the Company's decision to exit the India Exotics business in June 1998. A substantial component of the decrease resulted from the closing of the St. Louis, Missouri facility associated with the exit from the India Exotics business.

         Selling expenses of $2.5 million in fiscal 1999 decreased from $2.6 million in fiscal 1998. Selling expenses as a percentage of net sales increased from 4% in fiscal 1998 to 5% in fiscal 1999.

         General and administrative expenses decreased from $10.5 million, or 18% of net sales, in fiscal 1998, to $8.5 million, or 16% of net sales, in fiscal 1999. The decrease is attributable to expense reductions implemented in the fourth quarter of fiscal 1998. A substantial component of the decrease resulted from the closing of the St. Louis, Missouri facility associated with the exit from the India Exotics business.

         Depreciation and amortization expenses decreased from $1.1 million in fiscal 1998 to $869,000 in fiscal 1999. The decrease was primarily attributable to the write-off of goodwill and other intangibles in the fourth quarter of fiscal 1998, related to exiting the India Exotics business.

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

         The Company maintains a revolving credit facility for its Celebrity, Cluett, Color Concepts, Star Wholesale and Value Florist operations in a maximum amount of $26.5 million. The revolving credit facility matures January 30, 2001. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories. As a result of such limits, the maximum amount the Company was eligible to borrow at December 31, 1998, was $21.0 million, and the amount outstanding under the revolving credit facility was $19.6 million. On July 7, 1998 the Company received a $1.0 million seasonal overadvance under its revolving credit facility. The seasonal overadvance is scheduled to begin amortization on February 8, 1999, with the overadvance period scheduled to expire on March 1, 1999. In addition to the revolving credit facility, the lender has made a term loan to the Company in the original principal amount of $3.5 million. The term loan is payable in monthly installments of principal of $200,000 that began May 1, 1998, and the remaining outstanding principal balance under the term loan is due and payable upon the earlier of (i) September 1, 1999, or (ii) the termination of the revolving credit facility. Interest on the outstanding balance under the revolving credit facility bears interest at a reference bank's prime rate of interest plus 1.5% per annum, and interest on the outstanding balance of the term loan bears interest at a rate of 12.5% per annum. Interest is payable monthly. Amounts borrowed under the revolving credit facility and the term loan are secured by accounts receivable, inventory, equipment, certain interests in real property, and general intangibles (including intellectual property) of Celebrity and its subsidiary borrowers. In addition, substantially all stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility and the term loan are subject to certain covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was in compliance with all covenants at December 31, 1998.

         Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers after the manufacturers deliver products in Hong Kong for export. Celebrity Hong Kong finances cash payments to its vendors through export credit facilities established with three Hong Kong banks, each of which is guaranteed by the Company. Generally, under the terms of these facilities each bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong to its customers. Each bank is reimbursed when payment is received for shipments it has financed. At December 31, 1998, an aggregate of $3.8 million of export bills was financed by the three banks. All of these export bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation. Covenants under the Company's revolving credit facility restrict the aggregate amount of export bills that may be financed under the export credit facilities to $7.0 million.

         In June 1997, the Company entered into a revolving credit facility with an additional lender, which matures in June 2004. At December 31, 1998, the outstanding balance under the facility was approximately $4.5 million. Interest accrues on the principal amount outstanding under the facility at the rate of LIBOR plus 2.65% per annum. Amounts borrowed under the facility are secured by certain real estate owned by the Company, and the facility contains covenants requiring the Company to maintain certain financial ratios; however, the lender has waived these financial ratio covenants through June 30, 1999.

         In September 1997, the Company borrowed $500,000 from a related party, RHP Management, LLC ("RHP"), an entity controlled by Robert H. Patterson, Jr., Chairman of the Board, President and Chief Executive Officer of the Company. In February 1998, the parties amended the promissory note to extend the repayment date to September 30, 1999, subject to repayment restrictions under the revolving credit facility. The principal amount outstanding accrues interest at a fluctuating rate per annum equal to RHP's cost of borrowing, which is currently the prime rate of a reference bank plus 1.5% per annum. The proceeds from this loan were used to pay certain intercompany accounts payable to Celebrity Hong Kong. In July 1998, the Company borrowed an additional $500,000 from RHP for seasonal working capital needs, which accrues interest at 10% per annum. The note was scheduled to mature November 1, 1998, but repayment is subject to certain restrictions under the revolving credit facility and is expected to be repaid after March 1, 1999.

         The Company does not plan to make any significant capital expenditures in fiscal 1999 other than those incurred in the normal course of business for facilities and equipment, and those in connection with the Company's continuing program to upgrade its management information systems.

         The Company's products are primarily sourced in the Far East, with a majority produced in the People's Republic of China ("PRC"). The Company's source or cost of supply could be affected by a variety of factors, including general economic conditions in the Far East, changes in currency valuations, export credit availability, freight carrier availability and cost, and U.S. trade policy and law related to imports. If the U.S. government were to terminate most favored nation status for the PRC or impose punitive tariff rates on products imported by the Company in retaliation for market access barriers in the PRC, the duty on products imported by the Company from the PRC would increase significantly. If the Company were to face an increase in product cost from any of these factors, it would (i) attempt to increase the prices charged to its customers, (ii) ask its suppliers to reduce the prices charged to the Company and (iii) seek to identify more favorable sources; however, unless and until these efforts were successful, the Company's results of operations could be affected adversely.

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

         The Company has undertaken various initiatives intended to ensure that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems and other miscellaneous systems that may contain embedded technology, as well as systems that are not commonly thought of as IT systems, such as materials handling systems, alarm systems, fax machines or other miscellaneous systems that may contain embedded technology. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software systems it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in April 1997, will be completed by December 31, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software systems. The Company estimates that as of December 31, 1998, it had completed approximately 90% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues related to its computer equipment and software.

The projects comprising the remaining 10% of the initiatives are in process and are expected to be completed by December 31, 1999.

                                                                                         PERCENT
      YEAR 2000 INITIATIVE                                      TIME PERIOD              COMPLETE
      --------------------                                      -----------              --------
    Initial IT system identification and assessment       April 1997 to December 1998         100
    Remediation and testing of central system             June 1997 to December 1998          100
    Remediation and testing of manufacturing and          June 1998 to September 1999          50
      distribution systems
    Identification and assessment of non-IT systems       June 1998 to September 1999          30
    Remediation and testing of non-IT systems             January 1999 to December 1999         0

         Substantially all of the Company's products are manufactured in southeastern Asia. The Company currently has relationships with approximately 70 manufacturers and purchases most of its products from 12 of them. Celebrity has made its own assessment of the manufacturing operations of its significant suppliers and their relative dependence on computer equipment and software. As a result of this independent assessment, the Company has concluded that because the manufacturing processes of the Company's suppliers utilize very little technology, the risks associated with the Year 2000 readiness of its significant suppliers are not significant. The Company is beginning the assessment of the Year 2000 readiness of its customers. The Company plans to contact its significant customers to determine their state of Year 2000 readiness, and expects to complete its assessment of such customers' Year 2000 readiness by September 1999.

         The Company believes that the costs to modify its computer equipment and software systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $250,000, which expenditures will be funded from operating cash flows. All of the $250,000 relates to analysis, repair or replacement of existing software, upgrades of existing software or evaluation of information received from significant suppliers or customers. Such amount represents approximately 50% of the Company's total actual and anticipated IT expenditures for fiscal 1998 and 1999. As of December 31, 1998, the Company had incurred costs of approximately $100,000 related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations, or adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of shareholders on November 16, 1998. The following are the results of the matters voted upon at the meeting:

         (a) With respect to the election of directors whose terms will expire in 1999, shares were voted as follows:

                Robert H.    Richard          B.D.          C.A.    Valerie Anne
             Patterson, Jr.    Yuen          Hunter       Langner       Mars
For            3,583,658    3,583,858      3,583,858     3,583,858    3,583,858
Withheld          72,310       72,110         72,110        72,110       72,110
               ---------    ---------      ---------     ---------    ---------
     Total     3,655,968    3,655,968      3,655,968     3,655,968    3,655,968
               =========    =========      =========     =========    =========

         (b) With respect to the approval of the amendment of the Company's Amended and Restated 1992 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 500,000 to 1,000,000, shares were voted as follows:

             For ..................  3,456,742
             Against ..............    193,026
             Abstentions ..........      6,200
                                     ---------
               Total ..............  3,655,968
                                     =========

         (c) With respect to the ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the 1999 fiscal year, shares were voted as follows:


             For ..................  3,642,268
             Against ..............      8,400
             Abstentions ..........      5,300
                                     ---------
               Total ..............  3,655,968
                                     =========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         10.1 Amendment Number Three to Loan and Security Agreement dated effective as of December 31, 1998 by and among Foothill Capital Corporation and Registrant and certain of its subsidiaries (1).

         27       Financial Data Schedule (2).


(b)      Reports on Form 8-K:

         None.

-------------------

(1)  Filed herewith.
(2)  Included with EDGAR version only.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CELEBRITY, INC.



Dated: February 12, 1999    By: /s/ ROBERT H. PATTERSON, JR.
                                -----------------------------------------------
                                Robert H. Patterson, Jr., Chairman of the Board, President and Chief Executive Officer (Authorized Officer)



Dated: February 12, 1999    By: /s/ LYNN SKILLEN
                                -----------------------------------------------
                                Lynn Skillen
                                Vice President - Finance
                                (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
    10.1     Amendment Number Three to Loan and Security Agreement dated effective as of December 31, 1998 by and among Foothill
             Capital Corporation and Registrant and certain of its
             subsidiaries (1).

    27       Financial Data Schedule (2).