Form 10-Q
period 1999-03-31
CELEBRITY INC
filed 1999-05-07
CIK 891422

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

The registrant had 1,544,166 shares of Common Stock, par value $.01 per share, outstanding as of May 3, 1999.

                         PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS                                                          Page
                                                                                             ----

               Condensed Consolidated Balance Sheets at
                  March 31, 1999 and June 30, 1998
                  (Unaudited)...................................................................2

               Condensed Consolidated Statements of Operations
                   for the three months ended
                   March 31, 1999 and 1998 (Unaudited)..........................................3

               Condensed Consolidated Statements of Operations
                   for the nine months ended
                   March 31, 1999 and 1998 (Unaudited)..........................................4

               Condensed Consolidated Statements of Cash
                  Flows for the nine months ended
                  March 31, 1999 and 1998 (Unaudited)...........................................5

               Notes to Condensed Consolidated Financial
                  Statements (Unaudited)........................................................6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS...................................................................10


                                   PART II - OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................16

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K................................................17

               SIGNATURES......................................................................18

                         PART I - FINANCIAL INFORMATION


                                CELEBRITY, INC.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)


                           ASSETS
                                                                          March 31,        June 30,
                                                                            1999             1998
                                                                          --------         --------
 Current assets:
          Cash and cash equivalents                                       $     --         $    127
          Accounts receivable, net                                          15,300           14,121
          Inventories                                                       19,329           22,766
          Other current assets                                               3,439            3,607
                                                                          --------         --------
 Total current assets                                                       38,068           40,621

 Property, plant and equipment, net                                          9,276            9,788
 Other assets                                                                1,162            1,310
                                                                          --------         --------
          Total assets                                                    $ 48,506         $ 51,719
                                                                          ========         ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
          Accounts payable                                                $  9,170         $  9,466
          Accrued expenses                                                   3,252            3,849
          Current portion of notes payable                                   3,245            3,479
                                                                          --------         --------
 Total current liabilities                                                  15,667           16,794
 Notes payable, net of current portion                                      24,840           26,588
                                                                          --------         --------
 Total liabilities                                                          40,507           43,382
                                                                          --------         --------
 Commitments and contingencies
 Shareholders' equity:
          Common stock                                                          15               16
          Paid-in capital                                                   21,541           22,798
          Subscriptions receivable                                              --             (570)
          Accumulated deficit                                              (13,543)         (13,198)
          Treasury stock, at cost                                               --             (700)
          Cumulative translation adjustment                                    (14)              (9)
                                                                          --------         --------
 Total shareholders' equity                                                  7,999            8,337
                                                                          --------         --------
          Total liabilities and shareholders' equity                      $ 48,506         $ 51,719
                                                                          ========         ========

     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                       Three Months
                                                      Ended March 31,
                                                 -------------------------
                                                   1999             1998
                                                 --------         --------

 Net Sales                                       $ 25,760         $ 31,519
                                                 --------         --------
 Costs and operating expenses:
      Cost of goods sold                           18,703           25,426
      Selling expenses                              1,138            1,209
      General and administrative expenses           4,652            4,846
      Depreciation and amortization                   463              482
                                                 --------         --------
 Total expenses                                    24,956           31,963
                                                 --------         --------
 Operating income (loss)                              804             (444)
 Interest expense, net                               (956)            (852)
 Other, net                                            73                9
                                                 --------         --------
 Loss before income taxes                             (79)          (1,287)
 Provision for income taxes                            54              130
                                                 --------         --------
 Net loss                                        $   (133)        $ (1,417)
                                                 ========         ========
 Basic and diluted loss per share                $   (.09)        $   (.90)
                                                 ========         ========
 Basic and diluted weighted average
 common shares outstanding                          1,544            1,577
                                                 ========         ========

     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                  Nine Months
                                                 Ended March 31,
                                            -------------------------
                                              1999             1998
                                            --------         --------

 Net sales                                  $ 78,872         $ 91,581
                                            --------         --------
 Costs and operating expenses:
      Cost of goods sold                      57,966           70,999
      Selling expenses                         3,684            3,801
      General and administrative              13,136           15,355
      Depreciation and amortization            1,332            1,539
                                            --------         --------
 Total expenses                               76,118           91,694
                                            --------         --------
 Operating income (loss)                       2,754             (113)
 Interest expense, net                        (2,925)          (2,567)
 Other, net                                      127                8
                                            --------         --------
 Loss before income taxes                        (44)          (2,672)
 Provision for income taxes                      301              415
                                            --------         --------
 Net loss                                   $   (345)        $ (3,087)
                                            ========         ========
 Basic and diluted loss per share           $   (.22)        $  (1.96)
                                            ========         ========

 Basic and dilutive weighted average
      common shares outstanding                1,564            1,577
                                            ========         ========

     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)

                                                                              Nine Months
                                                                            Ended March 31,
                                                                        -----------------------
                                                                         1999            1998
                                                                        -------         -------

 Operating activities:
          Net loss                                                      $  (345)        $(3,087)
          Adjustments to reconcile net loss to net cash provided
            by (used in) operating activities:
              Depreciation and amortization                               1,332           1,539
              Loss on sale of assets                                         --               7
          Changes in operating assets and liabilities:
              Accounts receivable                                        (1,179)         (4,841)
              Inventories                                                 3,437           4,439
              Other assets, net                                             188             753
              Accounts payable and accrued expenses                        (893)           (131)
                                                                        -------         -------
          Net cash provided by (used in) operating activities             2,540          (1,321)
                                                                        -------         -------
 Investing activities:
          Proceeds from sales of assets                                      --              55
          Additions to property and equipment                              (692)           (412)
                                                                        -------         -------
          Net cash used in investing activities                            (692)           (357)
                                                                        -------         -------
 Financing activities:
          Net proceeds from credit facility                                 143           3,220
          Proceeds from (payments on) long-term debt                     (2,125)            119
          Other                                                               7              23
                                                                        -------         -------
          Net cash provided by (used in) financing activities            (1,975)          3,362
                                                                        -------         -------
 Increase (Decrease) in cash                                               (127)          1,684
 Cash and cash equivalents at beginning of period                           127             530
                                                                        -------         -------
 Cash and cash equivalents at end of period                             $    --         $ 2,214
                                                                        =======         =======

     See accompanying notes to Condensed Consolidated Financial Statements.

                                CELEBRITY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  THE BUSINESS AND BASIS OF PRESENTATION

Description of Business

Celebrity, Inc. ("Celebrity" or the "Company") is a supplier of high-quality artificial flowers, ficus trees and plants, and other decorative accessories to mass-market retailers, craft store chains, wholesale florists and other retailers throughout North America and Europe. Celebrity imports and/or produces approximately 14,000 home accent, decorative accessory and giftware items, including artificial floral arrangements, floor planters and trees, and a broad line of seasonal items such as Christmas trees, wreaths, garlands and other ornamental products. The Company also supplies decorative metal products through its Color Concepts division.

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

Long-lived Assets

The Company periodically reviews long-lived assets, including goodwill and customer lists, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. In such cases, if the future undiscounted cash flows of the underlying assets are less than the carrying amount, then the carrying amount of the long-lived asset will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

During the fourth quarter of fiscal 1998, the Company decided to exit the India Exotics business that was acquired in fiscal 1995. As a result of this decision, certain long-lived assets were written down to their estimated fair value less cost to sell.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which prescribes an asset and liability method that requires the recognition of deferred tax assets and liabilities for the anticipated future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company periodically reviews the realizability of its deferred tax assets and records valuation allowances, as appropriate, when realization of the deferred tax asset is not likely.

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

3.  INVENTORY

Inventories are valued at the lower of average cost or market. The Company establishes valuation reserves for slow moving, discontinued or obsolete products. The amounts of the valuation reserves are determined by estimating the amount of mark down required to value those products at fair market value. The balance of inventory reserves at March 31, 1999 was $526,000. The composition of inventories is as follows (in thousands):

                       March 31,      June 30,
                         1999           1998
                       -------        -------
 Raw materials         $ 7,767        $ 8,460
 Finished goods         11,562         14,306
                       -------        -------
                       $19,329        $22,766
                       =======        =======

4.  1998 SPECIAL CHARGES

The 1998 special charges included the accrual of the remaining payments due pursuant to a settlement agreement and a noncompetition agreement related to the India Exotics acquisition ($614,000), and the accrual of a contractual lease termination obligation ($206,000), both of which were included as components of a restructuring charge recorded in the fourth quarter of fiscal 1998. Additionally, a $1,128,000 inventory lower of cost or market reserve was established as a result of the decision to exit the India Exotics business and certain other underperforming product lines, which reserve was included as a component of cost of goods sold in the fourth quarter of fiscal 1998. At March 31, 1999, $500,000 of the reserve remained unutilized. There were no amounts reclassified from the reserve or released from the reserve. The chart below summarizes reserve activities.

                              SETTLEMENT    LEASE     INVENTORY       TOTAL
                              AGREEMENT  TERMINATION  WRITE-DOWN     RESERVE
                              ---------  -----------  ----------     -------

 Expense Recorded               $614        $206        $1,128        $1,948
                                ----        ----        ------        ------
 Balance at June 30,
 1998                            614         206         1,128         1,948

 Charges against reserve          --         206           428           634
                                ----        ----        ------        ------
 Balance at September
 30, 1998                        614          --           700         1,314

 Charges against reserve          --          --           491           491
                                ----        ----        ------        ------
 Balance at December
 31, 1998                        614          --           209           823

 Charges against reserve         114          --           209           323
                                ----        ----        ------        ------
 Balance at March
 31, 1999                       $500        $ --         $  --        $  500
                                ====        ====        ======        ======

5.  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, effective December 31, 1997. For all periods presented there were no differences between basic and diluted earnings per share.

6.  REVERSE STOCK SPLIT

On February 26, 1999, the Company held a special shareholders' meeting, the purpose of which was to request the shareholders' approval of certain amendments to the Company's Amended and Restated Articles of Incorporation, the primary one of which effected a four-to-one reverse stock split of the common stock, par value $.01 per share (the "Common Stock"), of the Company. The reverse stock split was proposed in order to adjust the per share price of the Common Stock so that it would be in excess of the minimum $1.00 per share continued listing requirement on the Nasdaq SmallCap Market. The amendments were approved by a vote of the holders of approximately 90% of all shares of Common Stock outstanding and entitled to vote, and effective at the end of business on February 26, 1999, the number of outstanding shares of Common Stock was reduced from 6,176,655 to 1,544,166, reflecting the four-to-one reverse stock split. Share and per share data for prior periods have been restated to reflect the reverse stock split.

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

RESULTS OF OPERATIONS

         The following table sets forth certain items in the condensed consolidated statements of operations of Celebrity expressed as a percentage of net sales for the periods indicated:


                                                 THREE MONTHS                NINE MONTHS
                                                     ENDED                       ENDED
                                                    MARCH 31,                  MARCH 31,
                                               ------------------          ------------------
                                               1999          1998          1999          1998
                                               ----          ----          ----          ----

 Net sales                                      100%          100%          100%          100%
                                               ----          ----          ----          ----
 Costs and operating expenses:
          Cost of goods sold                     73%           80%           73%           77%
          Selling expenses                        4%            4%            5%            4%
          General and administrative
          expenses                               18%           15%           17%           17%
          Depreciation and amortization           2%            2%            2%            2%
                                               ----          ----          ----          ----
 Total expenses                                  97%          101%           97%          100%
                                               ----          ----          ----          ----
 Operating income (loss)                          3%           (1)%           3%           --
 Interest expense, net                           (4)%          (3)%          (3)%          (3)%
                                               ----          ----          ----          ----
 Income (loss) before income taxes               --            (4)%          --            (3)%
 Provision (benefit) for income taxes            --            --            --            --
                                               ----          ----          ----          ----
 Net income (loss)                               (1)%          (4)%          --            (3)%
                                               ====          ====          ====          ====


THREE MONTHS ENDED MARCH 31, 1999, COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1998

         Net sales decreased 18.3% from $31.5 million in the third quarter of fiscal 1998 to $25.8 million in the third quarter of fiscal 1999. The sales decrease was attributable to (i) lower sales in the Company's Cluett subsidiary, which had a sales decline in the quarter to customers in the discount/mass-market retail segment, (ii) lower spring seasonal sales in the Company's domestic floral division, due in part to the bankruptcy of a major customer, and (iii) lower sales of decorative metal products resulting from the Company's June 1998 decision to exit the India Exotics business.

         Cost of goods sold decreased 26.4% from $25.4 million in the third quarter of fiscal 1998 to $18.7 million in the third quarter of fiscal 1999. The decrease was primarily attributable to the lower sales volume in the third quarter of fiscal 1999. Cost of goods sold as a percentage of net sales was 73% in the third quarter of fiscal 1999, compared with 80% in the prior year. The lower cost of goods percentage in the third quarter fiscal 1999 as compared to the same period in the prior year is attributable to an improved mix of product sales in the third quarter of fiscal 1999 and expense reductions implemented in the fourth quarter of fiscal 1998.

         Selling expenses decreased from $1.2 million in the third quarter of fiscal 1998 to $1.1 million in the third quarter of fiscal 1999. Selling expenses as a percentage of net sales remained at 4% in the third quarter of fiscal 1999 when compared to the same period in the prior year.

         General and administrative expenses decreased from $4.8 million in the third quarter of fiscal 1998 to $4.7 million in the third quarter of fiscal 1999. General and administrative sales as a percentage of net sales were 18% in the third quarter of fiscal 1999, compared with 15% in the third quarter of fiscal 1998. The increased percentage in the third fiscal quarter fiscal 1999 is attributable to lower sales volumes.

         Depreciation and amortization expense of $463,000, in the third quarter of fiscal 1999 decreased from $482,000 in the third quarter of fiscal 1998. The decrease was primarily attributable to the write-off of goodwill and other intangibles in the fourth quarter of fiscal 1998, related to exiting the India Exotics business.

NINE MONTHS ENDED MARCH 31, 1999, COMPARED WITH NINE MONTHS ENDED MARCH 31, 1998

         Net sales decreased 13.9% from $91.6 million in fiscal 1998 to $78.9 million in fiscal 1999. The sales decease was attributable to (i) lower sales in the Company's Cluett subsidiary, which had a sales decline to customers in the discount/mass-market retail segment, (ii) lower sales in the Company's domestic floral division, due in part to the bankruptcy of a major customer and (iii) lower sales of decorative metal products resulting from the Company's June 1998 decision to exit the India Exotics business.

         Cost of goods sold decreased 18.4% from $71.0 million in fiscal 1998 to $58.0 million in fiscal 1999. The decrease was primarily attributable to the lower sales volume in fiscal 1999. Cost of goods sold as a percentage of net sales was 73% in fiscal 1999, compared with 77% in the prior year. The lower cost of goods percentage in fiscal 1999 is attributable to an improved mix of product sales in fiscal 1999 and expense reductions implemented in the fourth quarter of fiscal 1998. Gross profits of $20.9 million in fiscal 1999 increased from $20.6 million in fiscal 1998, despite lower revenues in fiscal 1999 compared with fiscal 1998.

         Selling expenses decreased from $3.8 million in fiscal 1998 to $3.7 million in fiscal 1999. Selling expenses as a percentage of net sales were 5% in fiscal 1999 compared to 4% in the prior year.

         General and administrative expenses decreased 14.5% from $15.4 million in fiscal 1998 to $13.1 million in fiscal 1999. The decrease in expenses is attributable to expense reductions implemented in the fourth quarter of fiscal 1998, including the closure of the St. Louis, Missouri facility associated with the exit of the India Exotics business. General and administrative expenses as a percentage of net sales were 17% in fiscal 1999, compared to 17% in the prior year.

         Depreciation and amortization expenses decreased from $1.5 million in fiscal 1998 to $1.3 million in fiscal 1999. The decrease was primarily attributable to the write-off of goodwill and other intangibles in the fourth quarter of fiscal 1998, related to exiting the India Exotics business.

LIQUIDITY AND CAPITAL RESOURCES

         Celebrity's sales and marketing strategy has required significant investment in inventory and receivables. The Company follows the industry practice of offering extended terms to qualified customers for sales of Christmas merchandise. These sales generally take place between the months of June and October on terms not requiring payment until December 1. The Company has traditionally relied on borrowing under its revolving credit facility and cash flows from operations to fund these and other working capital needs.

         The Company maintains a revolving credit facility for its Celebrity, Cluett, Color Concepts, Star Wholesale and Value Florist operations in a maximum amount of $26.5 million. The revolving credit facility matures January 30, 2001. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories. As a result of such limits, the maximum amount the Company was eligible to borrow at March 31, 1999, was $22.5 million, and the amount outstanding under the revolving credit facility was $21.9 million. In addition to the revolving credit facility, the lender has made a term loan to the Company in the original principal amount of $3.5 million. The term loan is payable in monthly installments of principal of $200,000 that began May 1, 1998, and the remaining outstanding principal balance under the term loan is due and payable upon the earlier of (i) September 1, 1999, or (ii) the termination of the revolving credit facility. Interest on the outstanding balance under the revolving credit facility bears interest at a reference bank's prime rate of interest plus 1.5% per annum, and interest on the outstanding balance of the term loan bears interest at a rate of 12.5% per annum. Interest is payable monthly. Amounts borrowed under the revolving credit facility and the term loan are secured by accounts receivable, inventory, equipment, certain interests in real property, and general intangibles (including intellectual property) of Celebrity and its subsidiary borrowers. In addition, substantially all stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility and the term loan are subject to certain covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was in compliance with all covenants at March 31, 1999.

         Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers after the manufacturers deliver products in Hong Kong for export. Celebrity Hong Kong finances cash payments to its vendors through export credit facilities established with three Hong Kong banks, each of which is guaranteed by the Company. Generally, under the terms of these facilities each bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong to its customers. Each bank is reimbursed when payment is received for shipments it has financed. At March 31, 1999, an aggregate of $2.5 million of export bills was financed by the three banks. All of these export bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation. Covenants under the Company's revolving credit facility restrict the aggregate amount of export bills that may be financed under the export credit facilities to $7.0 million.

         In June 1997, the Company entered into a revolving credit facility with an additional lender, which matures in June 2004. At March 31, 1999, the outstanding balance under the facility was approximately $4.4 million. Interest accrues on the principal amount outstanding under the facility at the rate of LIBOR plus 2.65% per annum. Amounts borrowed under the facility are secured by certain real estate owned by the Company, and the facility contains covenants requiring the Company to maintain certain financial ratios; however, the lender waived these financial ratio covenants through June 30, 1999.

         In September 1997, the Company borrowed $500,000 from a related party, RHP Management, LLC ("RHP"), an entity controlled by Robert H. Patterson, Jr., Chairman of the Board, President and Chief Executive Officer of the Company. In February 1998, the parties amended the promissory note to extend the repayment date to September 30, 1999, subject to repayment restrictions under the revolving credit facility. The principal amount outstanding accrues interest at a fluctuating rate per annum equal to RHP's cost of borrowing, which is currently the prime rate of a reference bank plus 1.5% per annum. The proceeds from this loan were used to pay certain intercompany accounts payable to Celebrity Hong Kong. In July 1998, the Company borrowed an additional $500,000 from RHP for seasonal working capital needs, which accrues interest at 10% per annum. The note was scheduled to mature November 1, 1998, but repayment is subject to certain restrictions under the revolving credit facility, which required the extension of repayment beyond March 31, 1999.

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

         The Company has undertaken various initiatives intended to ensure that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems and other miscellaneous systems that may contain embedded technology, as well as systems that are not commonly thought of as IT systems, such as materials handling systems, alarm systems, fax machines or other miscellaneous systems that may contain embedded technology. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software systems it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in April 1997, will be completed by December 31, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software systems. The Company estimates that as of March 31, 1999, it had completed approximately 90% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues related to its computer equipment and software. The projects comprising the remaining 10% of the initiatives are in process and are expected to be completed by December 31, 1999.

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

         The Company believes that the costs to modify its computer equipment and software systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $250,000, which expenditures will be funded from operating cash flows. All of the $250,000 relates to analysis, repair or replacement of existing software, upgrades of existing software or evaluation of information received from significant suppliers or customers. Such amount represents approximately 50% of the Company's total actual and anticipated IT expenditures for fiscal 1998 and 1999. As of March 31, 1999, the Company had incurred costs of approximately $100,000 related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations, or adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results of operations.

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

                          PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held a special meeting of shareholders on February 26, 1999. The following are the results of the matter voted upon at the meeting:

         With respect to the approval of the amendment of the Company's Amended and Restated Articles of Incorporation to effect (i) a four-to-one reverse stock split of the Common Stock in order to maintain the listing of the Common Stock on the Nasdaq SmallCap Market, and (ii) certain other technical changes, shares were voted as follows:


                   For..............................................................         5,571,744
                   Against..........................................................           203,496
                   Abstentions......................................................             3,700
                                                                                            ----------
                         Total......................................................         5,778,940
                                                                                            ==========

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         27       Financial Data Schedule (1).


(b)      Reports on Form 8-K:

         None

-------------------

(1)      Included with EDGAR version only.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       CELEBRITY, INC.



Dated: May 7, 1999                     By: /s/ ROBERT H. PATTERSON, JR.
                                           ------------------------------------------------
                                           Robert H. Patterson, Jr., Chairman of the Board,
                                            President and Chief Executive Officer
                                            (Authorized Officer)



Dated: May 7, 1999                     By: /s/ LYNN SKILLEN
                                           ------------------------------------------------
                                           Lynn Skillen, Vice President - Finance
                                            (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



       EXHIBIT
       NUMBER           DESCRIPTION
       ------           -----------

         27       Financial Data Schedule (1)

-----------------

(1)   Included with EDGAR version only.