Form 10-K405
period 1999-06-30
CELEBRITY INC
filed 1999-09-28
CIK 891422

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-20802

                             ---------------------
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

       Registrant's telephone number, including area code: (903) 561-3981

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 21, 1999 was approximately $2,472,960 based on the closing price of the registrant's common stock on such date as reported by the Nasdaq SmallCap Market. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant's common stock are affiliates of the registrant. The registrant had 1,544,166 shares of common stock outstanding at September 21, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the annual meeting of the Company's shareholders to be held November 9, 1999, are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 CELEBRITY, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                                         PART I

                                                                                                                  PAGE
                                                                                                                  ----
ITEM 1.      BUSINESS....................................................................................           1
ITEM 2.      PROPERTIES..................................................................................           7
ITEM 3.      LEGAL PROCEEDINGS...........................................................................           7
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................           7

                                                        PART II
ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.......................           8
ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA........................................................           8
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......           9
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...................................          16
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................          16
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........          16

                                                       PART III
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................          17
ITEM 11.     EXECUTIVE COMPENSATION......................................................................          17
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................          17
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................          17

                                                        PART IV
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................          18
SIGNATURES...............................................................................................          21
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...............................................................         F-1

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Celebrity, Inc. (the "Company" or "Celebrity") is one of the largest suppliers of high quality artificial flowers, ficus trees and plants, and other decorative accessories. The Company distributes its products to mass market retailers, craft store chains, wholesale florists and other retailers under several brand names, primarily Celebrity, Celebrity Exports International, Cluett, Color Concepts and Star Wholesale Florist. The Company offers a broad line of over 14,000 competitively priced products through the offices of its wholly-owned subsidiary Celebrity Exports International Limited ("Celebrity Hong Kong") and its domestic distribution centers, each coordinating the just-in-time delivery requirements of many of its customers. Celebrity works closely with individual customers to devise marketing strategies, planograms and merchandising concepts and advises them on advertising, product promotion and store displays. The Company contributes to the design of its products and Celebrity Hong Kong's staff contracts and oversees their manufacture, exercises quality control and arranges the consolidation and shipment of merchandise. Celebrity is a Texas corporation organized in 1968.

MARKET OVERVIEW

         In enhancing the warmth and style of their homes, many consumers purchase artificial flowers as interior accent pieces and accessories. Commercial consumers such as hotels, stores and malls also purchase artificial floral products for interior decoration. The use of fabrics and advances in manufacturing techniques have made the products more natural looking and more aesthetically appealing than ever before. Consumers are also attracted to the products' other characteristics. Artificial floral products are relatively inexpensive home furnishing items, can last for years, require no maintenance and can be fashioned to complement any decor. Home consumers purchase artificial floral products, either as completed arrangements that are convenient decorative accessories, or as individual components that they arrange themselves for display at home, for gifts, or for resale.

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

PRODUCTS

         Celebrity's product line of approximately 14,000 items is comprised of a full range of artificial floral products, including artificial flowers, flowering bushes and foliage, pre-made floral arrangements, trees and floor planters that the Company assembles and other decorative accessories. Celebrity's Christmas line consists of artificial Christmas trees, wreaths, garlands and other ornamental floral products. Celebrity continually updates its product mix, monitoring style and color trends that affect artificial floral product sales and identifying product categories with growth potential. This requires adding, deleting or modifying hundreds of the Company's stock keeping units (SKUs) each year.

SERVICES

         The Company serves its customers with accurate and on-time delivery of its products. Mass market chain customers demand this high level of service because they typically stock hundreds of these products as everyday items and seek to minimize inventory costs while assuring full product availability. The Company offers a variety of distribution services depending on the customers' needs and the product:

         o Assured Rapid Delivery. Celebrity reduces delivery times and customers' inventory costs and meets their just-in-time delivery requirements by quickly filling orders from the extensive inventory in its Tyler distribution center. Celebrity's goal is to fill within 48 hours all orders placed for immediate shipment with at least 90% of the ordered merchandise. Artificial trees, floor planters and pre-made floral arrangements are assembled and shipped from the Company's floral arrangement production facilities in Winston-Salem, North Carolina; Tyler, Texas; and Vista, California.

         o Direct Shipment. Celebrity provides substantial unit cost savings by planning with customers for delivery of large orders. Celebrity Hong Kong's staff arranges these shipments direct from manufacturers in southeastern Asia to the customer's location. In addition to assuring the high quality of the products shipped, Celebrity Hong Kong's staff also arranges private labeling, customs documentation and financing for its customers. Even if a customer's order is not large enough to meet minimum manufacturing lot sizes for direct shipment, Celebrity can still offer cost savings to the customer by arranging to combine the customer's order with its own orders or orders of other customers. These combined shipments are delivered to the Company's distribution center, separated and shipped to the customers.

         Customers who place direct shipment orders sometimes reorder the same product from the distribution center to replenish their inventory of that product. Even large customers order smaller volume, nonseasonal products through Celebrity's distribution center.

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

PRODUCT SUPPLY ARRANGEMENTS

         The manufacture of high quality artificial flowers and foliage requires semi-skilled labor that is attentive to detail. Southeastern Asia offers an abundant, low cost supply of this labor and dominates the manufacture of artificial floral products. Factories are located primarily in the Guangdong Province of the People's Republic of China (the "PRC") and also in Thailand and the Philippines. Nearly all the manufacturers are privately owned, including those with factories in the PRC. Most manufacturers produce only a limited product line and few have a distribution network. The marketing efforts of most of these manufacturers are limited to sales offices in Hong Kong, which are easily accessible to Celebrity Hong Kong's staff.

         Celebrity Hong Kong contracts and oversees product manufacture, exercises quality control and arranges the consolidation and shipment of merchandise to the Company's distribution center or direct to customers. The Company, through Celebrity Hong Kong, works closely with manufacturers to modify product design, color and other features and to produce the Company's original designs. Through Celebrity Hong Kong, the Company has improved control over the quality, production and shipment of products and developed strong business relationships with many manufacturers.

         There are numerous manufacturers of artificial floral products, providing alternative sources of supply for each of the Company's products. The Company works with approximately 70 manufacturers and purchases most of its products from 12 of them. Celebrity believes that it is the dominant customer of these major suppliers and through this status obtains superior pricing and service. The Company's principal suppliers by U.S. dollar value of goods purchased are Good Ocean Manufacturing Co. and Tung Nam Artificial Flowers Factory.

QUALITY ASSURANCE

         To assure delivery of high quality products, Celebrity carefully selects its suppliers and performs periodic product inspections, both prior to shipment and after receipt in the U.S. The Company has experienced negligible returns of defective or damaged products.

SALES AND MARKETING

         Celebrity's sales force is organized by geographic area and product line. The Company employs 19 salespeople and contracts with 20 independent sales representatives. The Company's sales of artificial floral products outside the U.S., aggregating approximately $6.8 million in fiscal 1999, are made primarily to customers in Europe. Most sales outside the U.S. are made by the staff of Celebrity Hong Kong. See Note 11 to the Consolidated Financial Statements for financial information by geographic area. Large corporate accounts are served by the Company's national account managers. Company salespeople receive base salaries, monthly commissions and year-end bonuses based on sales volume. Independent sales representatives receive commissions based on a percentage of their net sales.

         Celebrity participates in the major artificial floral trade shows held annually in Dallas, Hong Kong and Frankfurt, Germany. Through these shows Celebrity promotes its name and brands and introduces its products to potential customers.

         The Company's distribution center in Tyler, Texas and floral arrangement production facilities in Winston- Salem, North Carolina; Tyler, Texas; and Vista, California, assure rapid delivery to customers over a broad geographic area.

CUSTOMERS

         During fiscal 1999 the Company sold products to approximately 2,000 customers, primarily in the United States. The majority of those sales were to mass market chains, including Michaels Stores, Hobby Lobby, Wal-Mart Stores, Jo-Ann Stores, Inc. and Kmart. Approximately 5% of consolidated net sales were made by Celebrity Hong Kong to European customers.

         In fiscal 1999, Michaels Stores accounted for $36.3 million, or 32.8%, of consolidated net sales. The loss of this customer or a significant portion of its business, or the ability of such customer to cause the Company to reduce its profit margins, could have a material adverse effect on the Company.

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

         The barriers to entry to the Company's industry are relatively low. The Company believes, however, that attaining success in the industry is difficult. The Company also believes that it has competitive advantages, including its ability to fill orders quickly and completely from its distribution center and generally provide a high level of customer service, its Hong Kong presence, high quality products, competitive prices and brand names. There is no assurance that the Company will maintain these advantages or that they will not be overcome by other factors that may develop.

TRADEMARKS

         The Company has registered the "Botanix," "Celebrity Designs," "Celebrity, Inc.," "Celebrity Silk," "Color Concepts," "Color Union," "Garden Magic," "Gold Leaf Collection and Design," "Indoor Garden Collection,"

"Karisma," "Magicsilk," "Mr. Silk Shine," "Oliver's Greenhouse Collection," "Send a Silk," "Silk Accents," "The Greenhouse Collection," "The Greenhouse Collection and Design," "Tropical Palm" and "The Silk Gardener" trademarks with the U.S. Patent and Trademark Office in conjunction with its products. The Company has an application pending in the United States Patent and Trademark Office for registration of an additional mark. The Company also has registered certain of its trademarks in a number of foreign countries. The Company believes that its trademarks have significant value in the marketing of its products and services and protects its trademarks vigorously against infringement.

CERTAIN RISK FACTORS

         TRADE REGULATION RISKS. The Company currently imports products manufactured in the PRC and other locations throughout southeastern Asia. Products imported by the Company into the U.S. are subject to U.S. customs duties on the price paid for the products, which are payable when the products are brought over the U.S. border. The duty is paid by either the Company or its customers, depending on which party assumes responsibility for importation. Customer purchases of artificial floral products directly from Celebrity Hong Kong, with customers responsible for importation and paying their own import duties, accounted for approximately 35% of consolidated net sales in fiscal 1999.

         Artificial floral products sold by Celebrity Hong Kong to customers outside the U.S., accounting for approximately 5% of consolidated net sales in fiscal 1999, may be subject to tariffs imposed by the destination countries but would not be subject to U.S. tariffs. Although U.S. customs duties paid by the Company, ranging from approximately 8% to 17% of the cost of imported merchandise, have been relatively constant for several years, changes in customs rates could adversely affect the Company's ability to import quality products at favorable prices. Likewise, import quotas or embargoes could limit the amount of merchandise the Company could import from time to time, affecting the Company's ability to meet its customers' demands.

         Normal Trading Relations Treatment for the PRC. The PRC's exports to the U.S., which include among other things toys, discount apparel and footwear, have, since 1980, received the same preferential tariff treatment accorded goods from countries granted "most favored nation"\ "normal trading relations" ("NTR") status. However, preferential tariff treatment for countries with nonmarket economies, including the PRC, is granted one year at a time, and such treatment is renewed only upon the President's recommendation to Congress that the objectives of U.S. trade law will be served by extending preferential treatment for another year. Under U.S. trade law, Congress may override the President's recommendation with a joint resolution to bar the extension of preferential treatment. If such a joint resolution is passed by Congress, the President may veto the resolution. If Congress cannot override such a veto, preferential treatment continues.

         Because of concerns regarding the PRC's trade policies that potentially deprive U.S. firms and products of market access, its failure to support nuclear nonproliferation efforts and its labor and human rights practices, the renewal of the PRC's NTR status has been a contentious political issue for several years. In mid-1993, President Clinton announced that the 1994 renewal of the PRC's NTR status would be conditioned upon improvement in the PRC's trade policies as well as other factors, including compliance with the Nuclear Non-Proliferation Treaty and an improved record on labor and human rights practices. President Clinton subsequently reversed his position that renewal of NTR status be based on progress on nuclear non-proliferation and labor and human rights issues and has extended NTR status for the PRC in subsequent years and through June 2000, without placing significant conditions on future renewal. However, the linkage between NTR status and providing greater access to markets, nuclear nonproliferation efforts and progress on labor and human rights issues in the PRC may be reasserted in the future, and the likelihood of continued NTR status for the PRC is therefore difficult to predict.

         Were the PRC to lose NTR status, the import duty on goods manufactured in the PRC and imported into the U.S. would increase from approximately 9% to 71.5%. According to U.S. Commerce Department statistics, currently approximately 90% of the artificial floral products imported into the U.S. come from the PRC. The Company believes this significant market share is primarily attributable to the low cost of labor in the PRC. Although increased duties on the Company's products would increase the cost of goods from the PRC, all of the Company's competitors who import artificial floral products from the PRC would be subject to the same increase in costs. In addition, because labor costs in the PRC are significantly lower than those in other countries, the Company believes the PRC would continue to be the lowest cost source for artificial floral products even if the PRC lost NTR status. If the Company were to face a substantial increase in tariff rates on products imported into the U.S., the Company would (i) attempt to increase the prices charged to its customers, (ii) ask its suppliers to reduce the prices charged to the Company and (iii) seek to identify more favorable sources for its products to assure the highest quality at the lowest price; however, there is no assurance that these efforts will allow the Company to prevent its results of operations from being affected adversely.

         Additionally, even if NTR status is maintained for the PRC, significant forces in Congress and elsewhere are pressing for other sanctions in response to the PRC's labor and human rights, nuclear nonproliferation, market access and intellectual property rights policies, and there is no assurance that these possible sanctions would not affect the Company.

         Section 301. Section 301 of the Trade Act of 1974, as amended ("Section 301"), directs the U.S. Trade Representative ("USTR") to designate those countries that deny adequate and effective intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property. From the countries designated, the USTR is to identify as "priority" foreign countries those countries where the lack of intellectual property rights protection has the greatest adverse impact on U.S. firms. The USTR is authorized to take retaliatory action, including the imposition of retaliatory tariffs and import restraints on goods from priority foreign countries, if such countries do not respond to USTR investigations by entering into good faith negotiations or by evidencing significant progress in protecting intellectual property rights.

         Admission of China to the World Trade Organization. The PRC has applied to join the World Trade Organization (the "WTO"), which is the successor organization to the General Agreement of Tariffs and Trade (GATT). Because all members of the WTO must grant one another permanent NTR status, if the PRC is admitted to the WTO, the U.S. would have to grant the PRC permanent NTR status. To gain admission to the WTO, the PRC must come to terms with and gain the approval of every current member of the WTO. In addition, since China would necessarily be granted permanent NTR status by the U.S. if it is admitted to the WTO, Congress must approve China's admission to the WTO. There can be no assurance that China will be admitted to the WTO, particularly since the U.S. has expressed dissatisfaction with China's progress in opening its domestic market in a number of areas.

         The Company cannot predict the likelihood or effect of potential trade retaliation against the PRC that may occur in the future. Trade retaliation in the form of increased tariffs or quotas, or both, against products that are manufactured on behalf of the Company now or in the future could increase the cost of such products to the Company.

         ECONOMIC INSTABILITY IN THE FAR EAST. Although the situation has recently improved, most economies in the Far East are suffering from high levels of debt and declining corporate earnings and economic growth, and some have experienced significant currency devaluation. All of these factors have affected the import/export trade in the region. For example, Asian currency devaluations from time to time resulted in an increased level of exportation from the PRC, which resulted in a shortage of shipping containers in that region. If a container shortage affected the delivery schedule of the Company over a longer period, causing a long-term disruption in the delivery of the Company's products, it could have a material adverse effect on the Company's business, financial condition or results of operations.

         The region has been affected by tightening credit markets from time to time as well. Celebrity Hong Kong currently maintains export credit facilities with three alternative financial institutions, providing sufficient export credit financing to fund all of its export requirements. Should Celebrity Hong Kong's export credit facilities be affected by changes in the credit markets, it could have an adverse affect on the Company's export activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

EXECUTIVE OFFICERS

         Set forth below is certain information as of September 21, 1999 regarding the executive officers of the Company:


             NAME                  AGE                        TITLE
-------------------------------    ---   --------------------------------------------------
Robert H. Patterson, Jr........    48    Chairman of the Board, President and Chief
                                         Executive Officer
Richard Yuen...................    55    Managing Director of Celebrity Hong Kong
David J. Huffman...............    48    Executive Vice President-- Sales and Marketing
Clifford C. Condict............    52    Vice President-- Merchandise
Roger D. Craft.................    52    Vice President-- Manufacturing
Lynn Skillen...................    43    Vice President-- Finance, Chief Financial Officer,
                                         Treasurer and Secretary
Laura Lockhart.................    40    Vice President-- Operations
Lisa L. Hill...................    41    Vice President-- Marketing

         Robert H. Patterson, Jr. has served as Chairman of the Board of Directors of Celebrity since 1989, as Chief Executive Officer since July 1995, as President from 1978 to July 1995 and since September 1997, and as a director since 1974.

         Richard Yuen has managed Celebrity Hong Kong since 1984 and has been a director of Celebrity since 1992.

         David J. Huffman has served as Executive Vice President of Celebrity since September 1997. He served as President of Celebrity from July 1995 to September 1997. From 1991 to July 1995, he was Vice President -- Sales of Celebrity. From February 1990 to February 1991, he was the Sales Manager of the Celebrity Designs Division.

         Clifford C. Condict has served as Vice President -- Merchandise of Celebrity since 1994. Mr. Condict served as President of Magicsilk, Inc., a subsidiary of the Company, from June 1992 to December 1993, and as Vice President -- Operations of Celebrity from 1988 to 1992.

         Roger D. Craft has served as Vice President -- Manufacturing of Celebrity since February 1999. From February 1998 to February 1999, he served as Vice President -- Star Operations. From 1993 to January 1998, Mr. Craft served as Vice President -- Celebrity Operations. Mr. Craft served as General Manager of Star Wholesale Florist, Inc., a subsidiary of the Company ("Star Wholesale"), from 1986 to 1993.

         Lynn Skillen has served as Vice President -- Finance, Chief Financial Officer, Treasurer and Secretary of Celebrity since March 1998. From October 1997 to March 1998, Mr. Skillen served as Vice President -- Finance of Dollar Rental Car Systems, Inc., and from 1994 to October 1997, he was Vice President and Chief Financial Officer of Snappy Car Rental, Inc. Prior to 1994, Mr. Skillen was employed for 16 years at Safelite Auto Glass Corp., serving in several finance management positions.

         Laura Lockhart has served as Vice President -- Operations of Celebrity since March 1998. Ms. Lockhart served as Operations Manager of the Company from 1992 to March 1998. From 1979 to 1992, Ms. Lockhart served in a variety of operating and management positions at the Company.

         Lisa L. Hill has served as Vice President -- Marketing of Celebrity since March 1999. From 1993 to February 1999, Ms. Hill was Vice President -- Marketing and Vice President International Division for C.M. Offrey & Son Inc. and from 1991 to 1993 she was Vice President -- Sales and Marketing for Horizon Fabrics, Inc.

         Officers are elected annually by the Board of Directors and serve at its discretion.

EMPLOYEES

         At August 31, 1999, the Company had 551 full-time and part-time employees, including 46 employed by Celebrity Hong Kong. The Company has not entered into any collective bargaining agreements with its employees. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

         The Company leases the space occupied by the facilities listed in the following table:


                                                                                                    APPROXIMATE
               LOCATION                                  TYPE OF FACILITY                         SQUARE FOOTAGE
-------------------------------------- -----------------------------------------------------      --------------
Tyler, Texas*......................... Office/Distribution Center                                    137,700
Winston-Salem, North Carolina*........ Floral Arrangement Production Facility                        105,522
Tyler, Texas*......................... Floral Arrangement Production Facility                        100,000
Tyler, Texas.......................... Warehouse                                                      60,000
Tyler, Texas.......................... Retail Outlet Store                                            23,000
Dallas, Texas......................... Wholesale Supply House                                         70,000
Dallas, Texas......................... Showroom                                                       19,000
Atlanta, Georgia...................... Showroom                                                        8,606
Winston-Salem, North Carolina......... Warehouse                                                      91,000
Vista, California..................... Floral Arrangement Production Facility                         51,111
Hong Kong............................. Office/Showroom                                                24,599

-------------------

*Subject to sale-leaseback transaction effected in April 1999. See Note 7 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is involved in various legal proceedings that arise in the ordinary course of its business. The Company believes that none of its current litigation is likely to have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Common Stock, par value $.01 per share, of the Company ("Common Stock") is listed on the NASDAQ SmallCap Market under the symbol "FLWR". On February 26, 1999, the Company held a special shareholders meeting, the purpose of which was to request the shareholders' approval of certain amendments to the Company's Amended and Restated Articles of Incorporation, the primary one of which effected a four-to-one reverse split of the Common Stock. The reverse stock split was effected to adjust the price per share of the Common Stock so that it would be in excess of the minimum $1.00 per share continued listing requirement on the Nasdaq SmallCap Market. The amendments were approved by a vote of the holders of approximately 90% of all shares of Common Stock outstanding and entitled to vote, and effective at the end of business on February 26, 1999, the number of outstanding shares of Common Stock was reduced from 6,176,655 to 1,544,166, reflecting the four-to-one reverse stock split.

         The following table sets forth, for the periods indicated, the high and low closing sale prices of the Common Stock, as reported by the Nasdaq SmallCap Market. All prices have been adjusted to reflect the reverse stock split.


                               FISCAL YEAR                                    HIGH       LOW
-------------------------------------------------------------------------  ---------   --------
1998
  First Quarter..........................................................  $  12 1/2   $  8 1/4
  Second Quarter.........................................................  $  12       $  4 1/2
  Third Quarter..........................................................  $   9       $  4
  Fourth Quarter.........................................................  $   6 1/4   $  4 1/2
1999
  First Quarter..........................................................  $   8 1/4   $  3 3/4
  Second Quarter.........................................................  $   4 1/2   $  2
  Third Quarter..........................................................  $   4 1/2   $  1 1/2
  Fourth Quarter.........................................................  $   3       $  1 1/16
2000
  First Quarter (through September 21, 1999).............................  $   4 1/8   $  2 3/4

         On September 21, 1999, the closing sale price of the Common Stock as reported by the Nasdaq SmallCap Market was $3 3/4 per share. As of September 21, 1999, there were 95 record holders of the Common Stock.

         The Company has not paid cash dividends in the last five fiscal years. Management presently intends to retain any earnings for the operation and expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future. In addition, the terms of the Company's primary credit facility prohibit the payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

         The following selected consolidated balance sheet data as of June 30, 1999, 1998, 1997, 1996 and 1995, and selected consolidated statement of operations data for each of the years in the five year period ended June 30, 1999, are derived from audited consolidated financial statements of Celebrity. Certain events, such as the acquisition of the India Exotics assets and operations ("India Exotics") in February 1995 and the Company's June 1998 decision to exit the India Exotics operations, affect the comparability of the data between years. See Note 5 to the Consolidated Financial Statements for discussion of certain of these events.

                                                                               YEAR ENDED JUNE 30,
                                                       ----------------------------------------------------------------
                                                          1999          1998          1997         1996         1995
                                                       -----------  ------------  -----------  -----------  -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Net sales........................................... $   110,662  $    122,262  $   125,170  $   115,048  $   118,810
  Net income (loss)................................... $       558  $    (12,729) $    (5,761) $    (5,422) $     3,782
  Earnings (loss) per common share (basic)............ $       .36  $      (8.09) $     (3.67) $     (3.44) $      2.39
  Earnings (loss) per common share and
     common equivalent share (diluted)................ $       .36  $      (8.09) $     (3.67) $    (3.44)  $      2.39


                                                                                    JUNE 30,
                                                       ----------------------------------------------------------------
                                                           1999         1998         1997          1996         1995
                                                       -----------  ------------  -----------  -----------  -----------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
  Total assets........................................ $    46,271  $     51,719  $    67,453  $    73,363  $    74,641
  Current liabilities................................. $    10,270  $     16,794  $    41,424  $    15,216  $    14,122
  Notes payable, net of current portion............... $    27,083  $     26,588  $     4,877  $    31,081  $    27,941
  Redeemable common stock............................. $       --   $        --   $       175  $       350  $       525


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of Celebrity. The actual results of Celebrity could differ materially from those indicated by the forward- looking statements because of various risks and uncertainties, including without limitation (i) changes in customer demand for the Company's products at the retail level, (ii) trends in the retail and wholesale decorative accessories industries, (iii) inventory risks attributable to possible changes in customer demand, compounded by extended lead times in ordering the Company's products from overseas suppliers and the Company's strategy of maintaining a high merchandise in stock percentage, (iv) the effects of economic conditions, including the economic instability in the Far East, (v) supply and/or shipment constraints or difficulties, (vi) the impact of competitors' pricing, (vii) the effects of the Company's accounting policies, (viii) changes in foreign trade regulations, including changes in duty rates, possible trade sanctions, import quotas and other restrictions imposed by U.S. and foreign governments, (ix) the effects of the assumption of control over Hong Kong by the PRC on July 1, 1997,
(x) risks associated with a heavy reliance on products coming from manufacturers in the PRC, (xi) currency risks, including changes in the relationship between the U.S. dollar and the Hong Kong dollar and (xii) other risks detailed in the Company's other Securities and Exchange Commission filings. See "Business -- Certain Risk Factors." These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Annual Report on Form 10-K, the words "believes," "expects," "plans," "intends" and similar expressions as they relate to the Company or its management generally are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth certain items in the Company's consolidated statements of operations expressed as a percentage of net sales for the years indicated.


                                                        FISCAL YEAR ENDED
                                                             JUNE 30,
                                                      ----------------------
                                                      1999     1998     1997
                                                      ----     ----     ----
Net sales ........................................    100%     100%     100%
Costs and operating expenses:
  Cost of goods sold .............................     75%      80%      78%
  Selling ........................................      4%       4%       4%
  General and administrative .....................     16%      18%      16%
  Depreciation and amortization ..................      1%       2%       2%
  Restructuring charges ..........................    -- %       3%     -- %
                                                     ----     ----     ----
                                                       96%     107%     100%
                                                     ----     ----     ----
Operating income (loss) ..........................      4%      (7)%    -- %
Interest and other, net ..........................     (3)%     (3)%     (3)%
                                                     ----     ----     ----
Income (loss) before income taxes ................      1%     (10)%     (3)%
Provision for income taxes .......................    -- %     -- %      (2)%
                                                     ----     ----     ----
Income (loss) before extraordinary charge ........      1%     (10)%     (5)%
Extraordinary charge .............................    -- %     -- %     -- %
                                                     ----     ----     ----
Net income (loss) ................................      1%     (10)%     (5)%
                                                     ----     ----     ----


FISCAL 1999 COMPARED WITH FISCAL 1998

         Net sales decreased 10% from $122.3 million in fiscal 1998 to $110.7 million in fiscal 1999. The sales decrease was attributable to (i) lower sales of The Cluett Corporation, a wholly-owned subsidiary of the Company ("Cluett"), which had a sales decline to customers in the discount/mass-market retail segment, (ii) lower sales in the Company's domestic floral division, due in part to a bankruptcy of a major customer and (iii) lower sales of decorative metal products resulting from the Company's June 1998 decision to exit the India Exotics decorative metal products business.

         Cost of goods sold decreased 16% from $97.7 million in fiscal 1998 to $82.3 million in fiscal 1999. The decrease was primarily attributable to the lower sales volume in fiscal 1999. Cost of goods sold as a percentage of net sales was 75% in fiscal 1999, compared with 80% in fiscal 1998. Gross profits increased from $24.6 million in fiscal 1998 to $28.3 million in fiscal 1999, despite lower net sales in fiscal 1999. The lower cost of goods sold percentage in fiscal 1999 is primarily attributable to an improved mix of product sales in fiscal 1999, but also reflects the effects of inventory reduction strategies in fiscal 1998, including a special charge of $1.1 million recorded in fiscal 1998 related to discontinued products.

         Selling expenses decreased from $4.8 million in fiscal 1998 to $4.6 million in fiscal 1999. The decrease was attributable to expense reductions resulting from reorganization of sales and marketing activities in fiscal 1999. Selling expenses as a percentage of net sales were 4% in fiscal 1998 and fiscal 1999.

         General and administrative expenses decreased from $22.1 million, or 18% of net sales, in fiscal 1998 to $17.6 million, or 16% of net sales, in fiscal 1999. The decrease in expenses is attributable to expense reductions implemented in the fourth quarter of fiscal 1998 and during fiscal 1999, including the closure of the St. Louis, Missouri facility associated with the exit of the India Exotics business and expense savings from the consolidation of administrative offices.

         Depreciation and amortization expenses decreased from $2.2 million, or 2% of net sales, in fiscal 1998 to $1.4 million, or 1% of net sales, in fiscal 1999. The decrease was attributable to the write-off of goodwill and other intangibles in the fourth quarter of fiscal 1998 related to the exit of the India Exotics business, the retirement of certain assets, and the full depreciation of assets in late fiscal 1998 or early fiscal 1999.

         Restructuring charges of $4.5 million, or 3.6% of net sales, were recorded in fiscal 1998, compared with no such charges in fiscal 1999. These charges resulted from the Company's decision to exit the India Exotics operations in St. Louis, Missouri in June 1998. See Note 5 to the Consolidated Financial Statements.

         Operating income (loss) increased from a loss of $8.9 million in fiscal 1998 to income of $4.8 million in fiscal 1999. The $13.7 million improvement in operating income (loss) was primarily attributable to expense reductions implemented in the fourth quarter of fiscal 1998 and in fiscal 1999. The comparison of operating income (loss) between years is also affected by fiscal 1998 restructuring charges ($4.5 million) resulting from the closure of the India Exotics facility in St. Louis, and special charges related to discontinued inventory ($1.1 million).

         Net interest expense increased from $3.5 million in fiscal 1998 to $3.8 million in fiscal 1999. The increase was primarily attributable to higher financing costs of the Company's revolving credit facility and term loan financing in fiscal 1999 compared with fiscal 1998. In July 1999, the Company's credit facility was extended and amended, including provisions that lowered applicable interest rates and other financing costs. See "--Liquidity and Capital Resources" and Note 7 to the Consolidated Financial Statements.

         As a result of the foregoing factors, income (loss) before income taxes increased from a loss of $12.4 million in fiscal 1998 to income of $1.1 million in fiscal 1999.

         Provision for income taxes of $0.4 million was comparable in fiscal 1998 and fiscal 1999. The tax provision recognized in fiscal 1999 was principally related to foreign operations. At June 30, 1999, a valuation allowance on the Company's deferred tax asset totaled $9.2 million. The valuation allowance reflects the amount of deferred tax assets that, at this time, are uncertain to be realized in the future. These uncertainties relate primarily to whether the Company will be able to utilize net operating loss carryforwards and certain tax credit carryforwards prior to their expiration. If the Company's U.S. operations are sufficiently profitable in the future, this reserve will be released and the net operating loss and tax credit carryforwards will be available to shelter future U.S. taxable income of the Company.

         The extraordinary charge related to extinguishment of debt of $68,000, which was recorded in fiscal 1999, resulted from the write-off of past deferred financing fees related to real estate included in the sale-leaseback transaction that occurred in April 1999. See Note 7 to the Consolidated Financial Statements.

         As a result of the foregoing factors net income (loss) increased from a loss of $12.7 million in fiscal 1998 to net income of $0.6 million in fiscal 1999.

FISCAL 1998 COMPARED WITH FISCAL 1997

         Net sales decreased 2% from $125.2 million in fiscal 1997 to $122.3 million in fiscal 1998. The decrease was attributable primarily to lower sales of Cluett, resulting from a smaller presence of its products in the advertising and promotional programs of one of its significant customers. As a result of fewer promotions, the customer's sales of Cluett's products were lower, with a similar reduction in product reorders from the customer.

         Cost of goods sold increased from $97.5 million, or 78% of net sales, in 1997 to $97.7 million, or 80% of net sales, in fiscal 1998. The increase in the cost of goods sold percentage is attributable to inventory reduction plans implemented in fiscal 1998. Inventory was reduced by $7.9 million, or 26%, from $30.6 million at June 30, 1997 to $22.8 million at June 30, 1998. Price incentives were offered on certain products and to certain customers to achieve the inventory reduction. In addition, a special charge of $1.1 million was recorded to cost of goods sold in the fourth quarter of fiscal 1998, related to inventory categories on hand at June 30, 1998, that the Company had determined to discontinue and liquidate. See Note 5 to the Consolidated Financial Statements.

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

         Depreciation and amortization expense of $2.2 million, or 2% of net sales, in fiscal 1998 was approximately even with fiscal 1997 expenses.

         Restructuring charges of $4.5 million, or 3.6% of net sales, were recorded in fiscal 1998, compared with no such charges in fiscal 1997. These charges resulted from the Company's decision to close the India Exotics operations in St. Louis, Missouri in June 1998. The Company wrote down the carrying value of certain assets ($3.6 million), primarily goodwill, other intangibles and property and equipment, recorded as a fixed obligation ($0.6 million) the remaining payments due pursuant to a noncompetition agreement related to the India Exotics acquisition, and recorded a charge ($0.2 million) relating to the lease termination in St. Louis. See Note 5 to the Consolidated Financial Statements.

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

         Net interest expense increased from $3.2 million in fiscal 1997 to $3.5 million in fiscal 1998. The increase was primarily attributable to higher financing costs of the Company's revolving credit facility and term loan financing. In January 1998, the Company entered into a new three-year credit agreement, replacing prior financing arrangements that were to mature in March 1998. See "-- Liquidity and Capital Resources" and Note 7 to the Consolidated Financial Statements.

         As a result of the foregoing factors, the Company's loss before income taxes increased from $2.7 million in fiscal 1997 to $12.4 million in fiscal 1998.

         Provision for income taxes decreased from $3.0 million in fiscal 1997 to $0.4 million in fiscal 1998. The tax provision recognized in fiscal 1998 was principally related to foreign operations. A valuation allowance of $4.8 million was recorded in fiscal 1998, bringing the total deferred tax valuation allowance to $9.3 million. The valuation allowance reflects the amount of deferred tax assets that, at this time, are uncertain to be realized in the future. These uncertainties relate primarily to whether the Company will be able to utilize net operating loss carryforwards and certain tax credit carryforwards prior to their expiration. If the Company's U.S. operations are sufficiently profitable in the future, this reserve will be released and the net operating loss and tax credit carryforwards will be available to shelter future U.S.
taxable income of the Company.

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

         Cash provided by operating activities in fiscal 1999 amounted to approximately $3.7 million, which was primarily attributable to changes in operating assets and liabilities. Most significantly, inventory decreased $3.9 million during fiscal 1999. Cash used in investing activities in fiscal 1999 was $1.0 million, primarily related to purchases of equipment. Cash used by financing activities amounted to $2.3 million, resulting primarily from payments on the Company's term loan.

         The Company maintains a revolving credit facility for its Celebrity, Cluett, Color Concepts, Star Wholesale and Value Florist operations. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories. As a result of such limits, the maximum amount the Company was eligible to borrow at June 30, 1999, was $20.2 million, and the amount outstanding under the revolving credit facility was $19.7 million. In addition to the revolving credit facility, the lender made a term loan to the Company in January 1998 in the original principal amount of $3.5 million. The term loan was payable in monthly installments of principal of $200,000 that began in May 1998. In fiscal 1999, interest on the outstanding balance under the revolving credit facility was at a reference bank's prime rate of interest plus 1.5% per annum, and interest on the outstanding balance of the term loan was at a rate of 12.5% per annum. Interest is payable monthly. Amounts borrowed under the revolving credit facility and the term loan are secured by accounts receivable, inventory, equipment, and general intangibles (including intellectual property) of Celebrity and its subsidiary borrowers. In addition, substantially all stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility and the term loan contain covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was in compliance with all covenants of the revolving credit facility and the term loan at June 30, 1999. In July 1999, the Company entered into an amended and restated agreement with the lender whereby the following changes, among others, were made: (i) the term of the revolving credit facility was extended from January 2001 to July 2002, (ii) the interest rate charged by the lender was reduced to prime plus applicable percentages, ranging from 0% to 0.5%, based on specified EBITDA requirements, (iii) the financial ratio covenants were reset, and (iv) monthly fees were reduced from $15,000 to $2,000. See Note 7 to the Consolidated Financial Statements.

         Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers after the manufacturers deliver products in Hong Kong for export. Celebrity Hong Kong finances cash payments to its vendors through export credit facilities established with three Hong Kong banks, each of which is guaranteed by the Company. Generally, under the terms of these facilities each bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong to its customers. Each bank is reimbursed when payment is received for shipments it has financed. At June 30, 1999, an aggregate of $2.7 million of export bills was financed by the three banks. All of these export bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation. The Company's revolving credit facility restricts the aggregate amount of export bills that may be financed under the export credit facilities at any time to $7.0 million.

         In June 1997, the Company entered into a revolving credit facility with an additional lender, which was scheduled to mature in June 2004. Amounts borrowed under the facility were secured by certain real estate owned by the Company, with interest accruing at the rate of LIBOR plus 2.65% per annum. In April 1999 the Company executed the necessary documents to sell to Crest Properties, Ltd., a Texas limited partnership ("Crest") (an entity controlled by Robert H. Patterson, Jr., Chairman of the Board, President and Chief Executive Officer of the Company), for $7,500,000 the real estate that secured the revolving credit facility. As part of the same transaction the properties were leased back to the Company. The same lender provided similar financing for Crest, requiring the guarantee of the Company and Mr. Patterson. Due to the continuing involvement of the Company in the financing and the related party control of Crest, the sale-leaseback was accounted for as a financing lease, by recording the sales proceeds as a liability and recording future rental payments, exclusive of an interest portion, as a reduction of the liability. See Note 7 to the Consolidated Financial Statements.

         In September 1997, Celebrity borrowed $500,000 from a related party, RHP Management, LLC ("RHP"), an entity controlled by Robert H. Patterson, Jr., Chairman of the Board, President and Chief Executive Officer of the Company. The principal amount outstanding accrued interest at a fluctuating rate per annum equal to RHP's cost of borrowing, which was the prime rate of a reference bank plus 1.5% per annum. In July 1998, the Company borrowed an additional $500,000 from RHP for seasonal working capital needs, which accrued interest at 10% per annum. In April 1999, a portion of the proceeds from the sale-leaseback transaction (see Note 7 to the Consolidated Financial Statements) was utilized to pay the principal and accrued interest due RHP on the borrowings described above.

         The Company does not plan to make any significant capital expenditures in fiscal 2000 other than those incurred in the normal course of business for replacement of transportation and warehouse equipment and those in connection with the Company's continuing program to upgrade its management information systems.

         The Company's products are primarily sourced in the Far East, with a majority produced in the PRC. The Company's source or cost of supply could be affected by a variety of factors, including general economic conditions in the Far East, changes in currency valuations, export credit availability, freight carrier availability and cost, and U.S. trade policy and law related to imports. If the U.S. government were to terminate NTR status for the PRC or impose punitive tariff rates on products imported by the Company in retaliation for market access barriers in the PRC, the duty on products imported by the Company from the PRC would increase significantly. If the Company were to face an increase in product cost from any of these factors, it would (i) attempt to increase the prices charged to its customers, (ii) ask its suppliers to reduce the prices charged to the Company and (iii) seek to identify more favorable sources; however, unless and until these efforts were successful, the Company's results of operations could be affected adversely.

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

         The Company has undertaken various initiatives intended to ensure that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems and other miscellaneous systems that may contain embedded technology, as well as systems that are not commonly thought of as IT systems, such as materials handling systems, alarm systems, fax machines or other miscellaneous systems that may contain embedded technology. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software systems it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in April 1997, will be completed by December 31, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software systems. The Company estimates that as of September 21, 1999, it had completed approximately 95% of the initiatives it believes will be necessary to fully address potential Year 2000 issues related to its computer equipment and software. The projects comprising the remaining 5% of the initiatives are in process and are expected to be completed by December 31, 1999.

                                                                                                          PERCENT
              YEAR 2000 INITIATIVE                                          TIME PERIOD                   COMPLETE
-----------------------------------------------------------------    -----------------------------        --------
Initial IT system identification and assessment                      April 1997 to December 1998            100
Remediation and testing of central system                            June 1997 to December 1998             100
Remediation and testing of manufacturing and distribution systems    June 1998 to June 1999                 100
Identification and assessment of non-IT systems                      June 1998 to December 1999              75
Remediation and testing of non-IT systems                            January 1998 to December 1999           25
Remediation and testing of Star Wholesale POS system                 June 1999 to December 1999              25

         Substantially all of the Company's products are manufactured in southeastern Asia. The Company currently has relationships with approximately 70 manufacturers and purchases most of its products from 12 of them. Celebrity has made its own assessment of the manufacturing operations of its significant suppliers and their relative dependence on computer equipment and software. As a result of this independent assessment, the Company has concluded that because the manufacturing processes of the Company's suppliers utilize very little technology, the risks associated with the Year 2000 readiness of its significant suppliers are not significant. With respect to the Company's customers, the Company's customers are predominantly large sophisticated retailers. If any of these customers were not Year 2000 compliant by the end of 1999 and could not buy products from the Company, it could have a material adverse effect on the Company's results of operations. However, based on the size and sophistication of the Company's primary customers, the Company's management anticipates that these companies will have adequately addressed Year 2000 issues by December 1999.

         The Company believes that the costs to modify its computer equipment and software systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $250,000, which expenditures will be funded from operating cash flows. All of the $250,000 relates to analysis, repair or replacement of existing software, upgrades of existing software or evaluation of information received from significant suppliers or customers. Such amount represents approximately 50% of the Company's total actual and anticipated IT expenditures for fiscal 1998, 1999 and 2000. As of June 30, 1999, the Company had incurred costs of approximately $100,000 related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or affected by Year 2000 initiatives. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations, or adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results of operations.

         The foregoing timetable and assessment of costs to become Year 2000 compliant reflect management's best estimates. These estimates are based on many assumptions, including assumptions about the cost, availability and ability of resources to locate, remediate and modify affected systems, equipment and facilities. Based upon its activities to date, the Company does not believe that these factors will cause results to differ significantly from those estimated. However, the Company cannot reasonably estimate the potential impact on its financial condition and results of operations if key third parties, including among others suppliers, contractors, financial institutions, customers and governments, do not become Year 2000 compliant on a timely basis. The Company is currently identifying third parties whose business significantly affects the Company, has contacted some significant third parties to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues, and will contact others as it completes the identification phase.

         In the event the Company is unable to complete the remediation or replacement of its critical systems, facilities and equipment, establish alternative procedures in a timely manner, or if those with whom the Company conducts business are unsuccessful in implementing timely Year 2000 solutions, Year 2000 issues could have a material adverse effect on the Company's liquidity and results of operations. At this time, the potential effects in the event the Company and/or third parties are unable to timely resolve their Year 2000 problems is not determinable. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. However, the Company currently believes that it will be able to resolve its own Year 2000 issues in a timely manner.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company's revolving credit facility provides for borrowings that bear interest at variable rates based on a prime rate. During fiscal 1999 the applicable rate was prime plus 1.5%. At June 30, 1999, the amount outstanding under the revolving credit facility was $19.7 million. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements, together with the report of independent accountants and financial statement schedule, are included on pages F-1 through F-24 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the directors of the Company will be set forth in the proxy statement to be delivered to shareholders in connection with the Company's Annual Meeting of Shareholders to be held November 9, 1999 (the "Proxy Statement"), under the headings "Election of Directors," "Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age, position and business experience of each executive officer of the Company is set forth under "Executive Officers" in Item 1 of this report, which information is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

         (1)      Financial statements:

         The financial statements filed as a part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements on page F-1.

         (2)      Financial statement schedules:

         The financial statement schedule filed as a part of this Annual Report on Form 10-K is listed in the Index to Consolidated Financial Statements on page F-1.

         (3)      Exhibits:

         The exhibits filed as a part of this report are listed under "Exhibits" at subsection (c) of this Item 14.

         (b)      Reports on Form 8-K:

         The Registrant filed a Report on Form 8-K on June 4, 1999, to report the sale of certain real property to Crest Properties, Ltd, an entity controlled by Robert H. Patterson, Jr., and the subsequent leaseback of the same real property to the Registrant and one of its subsidiaries by Crest Properties, Ltd.

         (c)      Exhibits:


     2.1 -- Asset Purchase Agreement dated February 7, 1995, among India Exotics, Inc., a Texas corporation, Registrant, India Exotics, Inc., a Missouri corporation, Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and the Surendra K. Khokha Revocable Trust, dated July 18, 1985.(3)

     3.1          -- Amended and Restated Articles of Incorporation of the
                  Registrant.(10)

     3.2          -- Articles of Correction of the Registrant.(10)

     3.3          -- Bylaws of the Registrant.(1)

     4.1          -- Specimen Common Stock Certificate.(1)

     4.2 -- Warrant, dated February 3, 1998, issued by Registrant to Foothill Capital Corporation.(5)

     4.3          -- Warrant, dated April 22, 1999, issued to RHP Management,
                  LLC.(9)

     10.1 -- Letter agreement dated May 19, 1997, setting forth the terms of a banking facility between Celebrity Exports International Limited and The Hongkong and Shanghai Banking Corporation Limited.(4)

     10.2 -- General Security Agreement Relating to Goods between Celebrity Exports International Limited and The Hongkong and Shanghai Banking Corporation Limited dated April 30, 1984.(1)

     10.3 -- Form of Guarantee by Limited Company executed by Registrant in favor of The Hongkong and Shanghai Banking Corporation Limited.(4)

     10.4 -- Commitment of Celebrity Exports International Limited to maintain a combined net worth of HK$50,000,000.(4)

     10.5 -- Loan Agreement dated July 27, 1998 by and between The China State Bank Limited and Celebrity Exports International Limited.(7)

     10.6 -- Deed of Guarantee dated August 31, 1998 by and between Celebrity, Inc., as Guarantor, and The China State Bank Limited, as Lender.(7)

     10.7 -- Loan Agreement dated September 29, 1998 by and between State Street Bank and Trust Company and Celebrity Exports International Limited.(7)

     10.8 -- Continuing Guarantee dated September 29, 1998 granted by Celebrity, Inc. for the benefit of State Street Bank and Trust Company.(7)

     10.9 -- Loan and Security Agreement dated as of January 30, 1998 among Registrant, The Cluett Corporation, Star Wholesale Florist, Inc. Value Florist, Inc. and India Exotics, Inc., as borrowers, on the one hand, and Foothill Capital Corporation, on the other.(5)

     10.10 -- Amendment Number One to Loan and Security Agreement dated effective as of June 5, 1998 by and among Foothill Capital Corporation and Registrant and certain of its subsidiaries.(10)

     10.11 -- Amendment Number Two to Loan and Security Agreement dated effective as of July 7, 1998 by and among Foothill Capital Corporation and Registrant and certain of its subsidiaries.(10)

     10.12 -- Amendment Number Three to Loan and Security Agreement dated effective as of December 31, 1998 by and among Foothill Capital Corporation and Registrant and certain of its subsidiaries.(8)

     10.13 -- Amended and Restated Loan and Security Agreement dated effective as of July 15, 1999 by and among Foothill Capital Corporation and Registrant and certain of its subsidiaries.(10)

     10.14 -- Lease Agreement, dated April 22, 1999, between the Registrant, as lessee, and Crest Properties, Ltd., as lessor, relating to property at 4520 Old Troup Highway, Tyler, Texas.(9)

     10.15 -- Lease Agreement, dated April 22, 1999, between The Cluett Corporation, as lessee, and Crest Properties, Ltd., as lessor, relating to property at 3200 Centre-Park Boulevard, Winston-Salem, North Carolina.(9)

     10.16 -- Agreement for Purchase and Sale of Promissory Note, dated May 28, 1999, by and among the Registrant, RHP Real Estate, Ltd. and The Residuary Trust Created Under the Last Will and Testament of Robert H. Patterson, Sr., Deceased.(9)

     10.17 -- Form of Guaranty of the Term Loan and Security Agreement dated April 16, 1999 between Merrill Lynch Business Financial Services, Inc. and Crest Properties, Ltd. by each of Celebrity, Inc., India Exotics, Inc., Star Wholesale, Inc., MagicSilk, Inc. and The Cluett Corporation.(10)

     10.18 -- Promissory Note of Registrant, amended and restated as of February 16, 1998 payable to the order of RHP Management, LLC.(5)

     10.19 -- Promissory Note of Registrant, dated July 7, 1998 payable to the order of RHP Management, LLC.(6)

     10.20 -- Lease Termination Agreement dated as of July 31, 1998 among 436 Investments, L.L.C., India Exotics, Inc., a Texas corporation, Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and Meena Khokha and Registrant.(6)

     10.21        -- Form of Indemnity Agreement.(1)

     10.22*       -- Amended and Restated Stock Option Plan.(10)

     10.23*       -- Amended and Restated 1993 Employee Stock Purchase Plan.(3)

     10.24*       -- Fiscal 2000 Management Bonus Plan.(10)

     21.1         -- Subsidiaries of Registrant.(2)

     23.1         -- Consent of PricewaterhouseCoopers LLP.(10)

     27.1 -- Financial Data Schedule as of and for the Year Ended June 30, 1999.(11)


----------

* Exhibits 10.22 through 10.24 constitute management compensatory plans or contracts.

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

         (6) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.

         (7) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

         (8) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference.

         (9) Previously filed as an exhibit to the Registrant's Report on Form 8-K filed on June 4, 1999, and incorporated herein by reference.

         (10)     Filed herewith.

         (11)     Included with EDGAR version only.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Celebrity, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CELEBRITY, INC.



                                         By: /s/ ROBERT H. PATTERSON, JR.
                                            --------------------------------
                                            Robert H. Patterson, Jr.
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Date:  September 27, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       SIGNATURE                                  CAPACITY IN WHICH SIGNED                       DATE
---------------------------------           -----------------------------------------     ------------------
/s/ ROBERT H. PATTERSON, JR.
---------------------------------           Chairman of the Board, President and          September 27, 1999
Robert H. Patterson, Jr.                    Chief Executive Officer (Principal
                                            Executive Officer)

/s/ LYNN SKILLEN
---------------------------------           Vice President -- Finance, Treasurer          September 27, 1999
Lynn Skillen                                and Chief Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)
/s/ B. D. HUNTER
---------------------------------           Director                                      September 27, 1999
B. D. Hunter


/s/ C. A. LANGNER
---------------------------------           Director                                      September 27, 1999
C. A. Langner

/s/ VALERIE ANNE MARS
---------------------------------           Director                                      September 27, 1999
Valerie Anne Mars


/s/ RICHARD YUEN
---------------------------------           Managing Director of Celebrity  Exports       September 27, 1999
Richard Yuen                                International Limited and Director

                                CELEBRITY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets as of June 30, 1999 and 1998....    F-3
Consolidated Statements of Operations and Comprehensive
  Income for the Years Ended June 30, 1999, 1998 and 1997...    F-5
Consolidated Statements of Changes in Shareholders' Equity
  for the Years Ended June 30, 1999, 1998 and 1997..........    F-6
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 1999, 1998 and 1997..............................    F-7
Notes to Consolidated Financial Statements..................    F-8
Consolidated Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........    F-24

     Other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Celebrity, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Celebrity, Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Dallas, Texas
August 11, 1999

CELEBRITY, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                     JUNE 30,
                                                -----------------
                                                  1999      1998
                                                -------   -------
ASSETS

Current assets:
    Cash and cash equivalents                   $   558   $   127
    Accounts receivable, net                     13,157    14,121
    Inventories, net                             18,847    22,766
    Deferred tax asset                            2,173     2,173
    Other assets                                    579     1,434
                                                -------   -------
      Total current assets                       35,314    40,621
                                                -------   -------

Property, plant and equipment, net                9,479     9,788
Intangible assets, net                              888     1,059
Other assets                                        590       251
                                                -------   -------
      Total assets                              $46,271   $51,719
                                                =======   =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CELEBRITY, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)
--------------------------------------------------------------------------------


                                                                               JUNE 30,
                                                                         --------------------
                                                                           1999        1998
                                                                         --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $  6,800    $  9,466
    Accrued expenses                                                        1,774       3,251
    Income taxes payable                                                      496         598
    Current maturities of long-term obligations                             1,200       3,479
                                                                         --------    --------
      Total current liabilities                                            10,270      16,794
                                                                         --------    --------

Long-term obligations, net of current portion (Note 7)                     27,083      26,588
                                                                         --------    --------
      Total liabilities                                                    37,353      43,382
                                                                         --------    --------

Shareholders' equity:
    Preferred stock (10,000,000 shares of par value $.01
      per share authorized; none issued and outstanding, respectively)       --          --
    Common stock (25,000,000 shares of par value $.01 per share
      authorized; 1,544,166 and 1,586,951 shares issued, respectively)         15          16
    Paid-in capital                                                        21,577      22,798
    Subscriptions receivable                                                 --          (570)
    Accumulated deficit                                                   (12,640)    (13,198)
    Accumulated other comprehensive loss                                      (34)         (9)
    Treasury stock, at cost (0 and 53,847 shares, respectively)              --          (700)
                                                                         --------    --------
      Total shareholders' equity                                            8,918       8,337
                                                                         --------    --------

Commitments and contingencies (Note 14)

      Total liabilities and shareholders' equity                         $ 46,271    $ 51,719
                                                                         ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CELEBRITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                        YEARS ENDED JUNE 30,
                                                               -----------------------------------
                                                                  1999         1998         1997
                                                               ---------    ---------    ---------
Net sales                                                      $ 110,662    $ 122,262    $ 125,170

Costs and operating expenses:
    Cost of goods sold                                            82,335       97,660       97,479
    Selling                                                        4,570        4,750        5,508
    General and administrative                                    17,571       22,095       19,474
    Depreciation and amortization                                  1,410        2,176        2,236
    Restructuring charges                                           --          4,454         --
                                                               ---------    ---------    ---------
                                                                 105,886      131,135      124,697
                                                               ---------    ---------    ---------

Operating income (loss)                                            4,776       (8,873)         473

Interest income                                                      133          202          192
Interest expense                                                  (3,903)      (3,699)      (3,408)
Other, net                                                            60           13           (6)
                                                               ---------    ---------    ---------
Income (loss) before income taxes                                  1,066      (12,357)      (2,749)

Provision for income taxes                                           440          372        3,012
                                                               ---------    ---------    ---------
Income (loss) before extraordinary charge                            626      (12,729)      (5,761)

Extraordinary charge related to extinguishment of
     debt, net of tax                                                 68         --           --
                                                               ---------    ---------    ---------
Net income (loss)                                              $     558    $ (12,729)   $  (5,761)
                                                               ---------    ---------    ---------

Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                         (25)          (6)           3
                                                               ---------    ---------    ---------
Other comprehensive income (loss), net of tax                        (25)          (6)           3
                                                               ---------    ---------    ---------
Comprehensive income (loss)                                    $     533    $ (12,735)   $  (5,758)
                                                               =========    =========    =========

Basic and diluted income (loss) per share:
    Income (loss) before extraordinary charge                  $     .40    $   (8.09)   $   (3.67)
    Extraordinary charge                                            (.04)        --           --
                                                               ---------    ---------    ---------

    Income (loss) per common share                             $     .36    $   (8.09)   $   (3.67)

Basic weighted average common shares outstanding                   1,559        1,573        1,568

Diluted weighted average common shares outstanding                 1,561        1,573        1,568


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CELEBRITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                                              RETAINED
                                                           COMMON STOCK                                       EARNINGS
                                                     ------------------------     PAID-IN     SUBSCRIPTIONS (ACCUMULATED
                                                       SHARES      PAR VALUE      CAPITAL      RECEIVABLE      DEFICIT)
                                                     ----------    ----------    ----------    ----------    ----------

Balance at June 30, 1996, as previously
  reported                                            6,282,679    $       63    $   22,178    $     (461)   $    5,292

Four-to-one reverse common stock split               (4,712,009)          (47)           47          --            --
                                                     ----------    ----------    ----------    ----------    ----------

Balance at June 30, 1996 as adjusted                  1,570,760            16        22,225          (461)        5,292

Purchase of redeemable common stock                       3,365          --             175          --            --

Payments on stock subscriptions receivable                 --            --            --              19          --

Net loss                                                   --            --            --            --          (5,761)

Other comprehensive income, net of tax                     --            --            --            --            --
                                                     ----------    ----------    ----------    ----------    ----------

Balance at June 30, 1997                              1,574,035            16        22,400          (442)         (469)

Purchase of redeemable common stock                       3,366          --             175          --            --

Employee stock purchase plan                              9,550          --             153          (153)         --

Payments on stock subscriptions receivable                 --            --            --              25          --

Issuance of warrants                                       --            --              70          --            --

Net loss                                                   --            --            --            --         (12,729)

Other comprehensive loss, net of tax                       --            --            --            --            --
                                                     ----------    ----------    ----------    ----------    ----------

Balance at June 30, 1998                              1,586,951            16        22,798          (570)      (13,198)

Payments on stock subscriptions receivable                 --            --            --              12          --

Cancellation of employee stock subscriptions
  receivable                                            (26,525)           (1)         (557)          558          --

Retirement of treasury stock                            (16,260)         --            (700)         --            --

Issuance of warrants                                       --            --              36          --            --

Net income                                                 --            --            --            --             558

Other comprehensive loss, net of tax                       --            --            --            --            --
                                                     ----------    ----------    ----------    ----------    ----------

Balance at June 30, 1999                              1,544,166    $       15    $   21,577    $     --      $  (12,640)
                                                     ==========    ==========    ==========    ==========    ==========


                                                     ACCUMULATED
                                                        OTHER       TREASURY
                                                     COMPREHENSIVE   STOCK,
                                                         LOSS        AT COST        TOTAL
                                                      ----------    ----------    ----------

Balance at June 30, 1996, as previously
  reported                                            $       (6)   $     (350)   $   26,716

Four-to-one reverse common stock split                      --            --            --
                                                      ----------    ----------    ----------

Balance at June 30, 1996 as adjusted                          (6)         (350)       26,716

Purchase of redeemable common stock                         --            (175)         --

Payments on stock subscriptions receivable                  --            --              19

Net loss                                                    --            --          (5,761)

Other comprehensive income, net of tax                         3          --               3
                                                      ----------    ----------    ----------

Balance at June 30, 1997                                      (3)         (525)       20,977

Purchase of redeemable common stock                         --            (175)         --

Employee stock purchase plan                                --            --            --

Payments on stock subscriptions receivable                  --            --              25

Issuance of warrants                                        --            --              70

Net loss                                                    --            --         (12,729)

Other comprehensive loss, net of tax                          (6)         --              (6)
                                                      ----------    ----------    ----------

Balance at June 30, 1998                                      (9)         (700)        8,337

Payments on stock subscriptions receivable                  --            --              12

Cancellation of employee stock subscriptions
  receivable                                                --            --            --

Retirement of treasury stock                                --             700          --

Issuance of warrants                                        --            --              36

Net income                                                  --            --             558

Other comprehensive loss, net of tax                         (25)         --             (25)
                                                      ----------    ----------    ----------

Balance at June 30, 1999                              $      (34)   $     --      $    8,918
                                                      ==========    ==========    ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

CELEBRITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                           YEARS ENDED JUNE 30,
                                                                    --------------------------------
                                                                      1999        1998        1997
                                                                    --------    --------    --------
Operating activities:
    Net income (loss)                                               $    558    $(12,729)   $ (5,761)
    Adjustments to reconcile net income (loss) to net
     cash provided by operations:
      Depreciation                                                     1,239       1,693       1,604
      Amortization                                                       171         483         632
      Noncash interest expense                                           194          87        --
      Extraordinary charge related to extinguishment of debt              68        --          --
      Restructuring charges                                             --         4,454        --
      Deferred income taxes                                             --          --         2,308
      Changes in operating assets and liabilities:
        Accounts receivable                                              964       1,499        (701)
        Inventories                                                    3,919       7,853       2,660
        Other assets, net                                                829         789         670
        Accounts payable and accrued expenses                         (4,143)     (1,179)        894
        Income taxes payable                                            (102)        (69)       (269)
                                                                    --------    --------    --------
        Net cash provided by operating activities                      3,697       2,881       2,037
                                                                    --------    --------    --------

Investing activities:
    Purchases of equipment                                            (1,043)       (447)     (1,351)
    Other                                                                 88          43        (468)
                                                                    --------    --------    --------
        Net cash used in investing activities                           (955)       (404)     (1,819)
                                                                    --------    --------    --------

Financing activities:
    Net proceeds from (payments on) new credit facility                 (911)     23,724        --
    Net proceeds from (payments on) old credit facility                 --       (26,162)        248
    Proceeds from other long-term obligations                            500         500       5,110
    Payments on other long-term obligations                           (8,770)       (581)     (5,979)
    Proceeds from sale-leaseback of facilities                         7,500        --          --
    Payments for debt issuance cost                                     (554)       (299)        (77)
    Redemption of common stock                                           (88)        (87)       (175)
    Payments on subscriptions receivable                                  12          25          19
                                                                    --------    --------    --------
        Net cash used in financing activities                         (2,311)     (2,880)       (854)
                                                                    --------    --------    --------

Increase (decrease) in cash and cash equivalents                         431        (403)       (636)
Cash and cash equivalents, beginning of period                           127         530       1,166
                                                                    --------    --------    --------
Cash and cash equivalents, end of period                            $    558    $    127    $    530
                                                                    ========    ========    ========


        See Notes 6, 7 and 8 for supplementary disclosures.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS

         Celebrity, Inc. ("Celebrity") and its wholly-owned subsidiaries, Celebrity Exports International Limited ("Celebrity Hong Kong"), The Cluett Corporation ("Cluett") and Star Wholesale Florist, Inc. ("Star Wholesale"), are suppliers of high quality artificial floral products, including artificial flowers, flowering bushes and foliage, pre-made floral arrangements, trees and floor planters that the Company assembles, and other decorative accessories, selling primarily to mass market retailers, craft store chains and other retailers and to wholesale florists. Celebrity, Celebrity Hong Kong, Cluett and Star Wholesale are referred to herein collectively as the "Company."

2.       SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION

         All majority-owned subsidiaries are consolidated and all material intercompany accounts and transactions are eliminated. Certain prior period amounts have been reclassified for comparative purposes.

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

         INVENTORIES

         Inventories are valued at the lower of average cost or market. Costs include material, labor and overhead. The Company establishes valuation reserves for discontinued or obsolete products.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

                                                                                    ESTIMATED USEFUL LIFE
                                                                                    ---------------------

      Furniture, fixtures and equipment                                                3 to 10 years
      Transportation equipment                                                         3 to 5 years
      Buildings                                                                        20 to 31.5 years

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         CAPITALIZED SOFTWARE

         In March 1998, Statement of Position ("SOP") 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, was issued. This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for financial statements issued for fiscal years beginning after December 15, 1998, although early adoption is allowed. The Company adopted the provisions of this SOP in fiscal 1999.

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

         During the fourth quarter of fiscal 1998, the Company decided to exit the operations of India Exotics, Inc. ("India Exotics"), a wholly-owned subsidiary that supplied decorative metal products and other decorative accessories to craft store chains and other specialty retailers, which was acquired in fiscal 1995. As a result of this decision, certain long-lived assets were written down to their estimated fair value less cost to sell (Note 5).

         INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes, which prescribes an asset and liability method that requires the recognition of deferred tax assets and liabilities for the anticipated future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company periodically reviews the realizability of its deferred tax assets and records valuation allowances, as appropriate, when realization of the deferred tax asset is not likely.

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         ADVERTISING COSTS

         Advertising costs are expensed in the period incurred. Advertising expense for fiscal 1999, 1998 and 1997 was $718,000, $447,000, and
         $662,000, respectively.

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented on the accompanying consolidated balance sheets, consists of cumulative translation adjustments.

         EARNINGS (LOSS) PER SHARE

         The Company calculates earnings per share pursuant to Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding.

         For fiscal 1999, common share equivalents related to shares issuable upon the exercise of stock options approximated 2,000 shares. Options to purchase 149,725 shares of Common Stock and a warrant to purchase 25,000 shares of Common Stock were excluded from the diluted earnings per share calculation because their exercise prices were greater than the average market price of the Common Stock. Outstanding options were excluded from the diluted earnings per share calculations for fiscal 1998 and 1997, respectively, because their inclusion would be antidilutive due to the net losses incurred for those fiscal years.

         FOREIGN CURRENCY TRANSLATION

         All balance sheet asset and liability accounts of Celebrity Hong Kong are translated to U.S. dollars using the rate of exchange in effect at the balance sheet date. Celebrity Hong Kong statements of operations are translated at exchange rates approximating the actual rates on the dates of the transactions. Cumulative translation adjustments are not included in determining net income but are included as a separate component of shareholders' equity in accumulated other comprehensive income (loss).

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

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.       REVERSE STOCK SPLIT

         A four-to-one reverse split of the Common Stock occurred in February 1999. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively to reflect the four-to-one reverse Common Stock split.

4.       COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

         The composition of certain balance sheet accounts as of June 30 is as follows (in thousands):


                                                                       1999        1998
                                                                     --------    --------
         Accounts receivable:
             Accounts receivable                                     $ 14,850    $ 16,070
             Less: allowance for doubtful accounts and customer
               deductions, returns and allowances                      (1,693)     (1,949)
                                                                     --------    --------
                                                                     $ 13,157    $ 14,121
                                                                     ========    ========

         Inventories:
             Raw materials                                           $  6,663    $  8,460
             Finished goods                                            13,026      15,958
             Less: inventory reserves                                    (842)     (1,652)
                                                                     --------    --------
                                                                     $ 18,847    $ 22,766
                                                                     ========    ========

         Property, plant and equipment:
               Assets under capital lease                            $  9,738    $   --
               Buildings                                                 --         7,625
               Land                                                      --           811
               Furniture, fixtures and equipment                        5,606       7,624
               Transportation equipment                                   387         695
               Leasehold improvements                                   1,753         310
                                                                     --------    --------
                                                                       17,484      17,065
             Less:  accumulated depreciation                           (8,005)     (7,277)
                                                                     --------    --------
                                                                     $  9,479    $  9,788
                                                                     ========    ========

         Intangible assets:
             Excess of cost over fair value of net assets acquired   $    765    $    765
             Customer list                                              1,327       1,327
                                                                     --------    --------
                                                                        2,092       2,092
         Less: accumulated amortization                                (1,204)     (1,033)
                                                                     --------    --------
                                                                     $    888    $  1,059
                                                                     ========    ========

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.       SPECIAL CHARGES

         In the fourth quarter of fiscal 1998, the Company recorded restructuring charges of approximately $4,454,000. These charges resulted from the Company's June 1998 decision to exit the India Exotics operations. The Company wrote down the carrying value of certain assets ($3,634,000), primarily goodwill, other intangible assets and property and equipment to their estimated fair value, less cost to sell, and recorded as a fixed obligation the remaining payments ($614,000) due pursuant to a noncompetition agreement related to the India Exotics acquisition (Note 7). The charge also included a contractual lease termination obligation ($206,000) resulting from the closure of the India Exotics office/distribution center in St. Louis, Missouri. Substantially all activities of India Exotics had ceased by June 30, 1998. The following table presents unaudited operating results for India Exotics (in thousands):

                          YEARS ENDED JUNE 30,
                          --------------------
                            1998        1997
                          --------    --------
         Net sales        $ 12,398    $ 13,120
         Operating loss   $ (6,326)   $ (2,272)

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

         There were no amounts reclassified from the reserve or released from the reserve. The assets that were written down during fiscal 1998 were completely disposed of in fiscal 1999 with no adjustment to the estimated fair value. The following table summarizes activities in these reserves during fiscal 1999 (in thousands):


                                                   SETTLEMENT     LEASE       INVENTORY        TOTAL
                                                   AGREEMENT   TERMINATION    WRITE-DOWN      RESERVE
                                                   ---------   -----------    ----------      -------
         Balance at June 30, 1998                   $  614        $  206        $1,128        $1,948

         Charges against reserve                       239           206         1,128         1,573
                                                    ------        ------        ------        ------

         Balance at June 30, 1999                   $  375        $ --          $ --          $  375
                                                    ======        ======        ======        ======

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.       INCOME TAXES

         The components of income (loss) before income taxes are summarized below (in thousands):

                           YEARS ENDED JUNE 30,
                    --------------------------------
                      1999        1998        1997
                    --------    --------    --------
         Domestic   $ (1,935)   $(14,547)   $ (6,829)
         Foreign       3,001       2,190       4,080
                    --------    --------    --------
                    $  1,066    $(12,357)   $ (2,749)
                    ========    ========    ========

         The components of the provision for income taxes are as follows (in thousands):

                                     YEARS ENDED JUNE 30,
                                ----------------------------
                                 1999        1998      1997
                                ------     ------     ------
         Current:
           State                $ --       $ --       $   74
           Federal                --         --         --
           Foreign                 440        372        630
                                ------     ------     ------

                                   440        372        704
         Deferred provision       --         --        2,308
                                ------     ------     ------

                                $  440     $  372     $3,012
                                ======     ======     ======


         The components of the net deferred tax asset are as follows (in thousands):

                                                                        JUNE 30,
                                                                ----------------------
                                                                  1999          1998
                                                                --------      --------
         Special charges                                        $  1,367      $  2,182
         Net operating loss and other carryforwards                8,665         7,855
         Capitalized inventory costs                                 531           619
         Provision for losses on accounts receivable                 466           482
         Intangible assets                                           151           162
         Accelerated depreciation                                    325           319
         Other                                                      (140)         (125)
                                                                --------      --------
                                                                  11,365        11,494
         Less: valuation allowance                                (9,192)       (9,321)
                                                                --------      --------
                                                                $  2,173      $  2,173
                                                                ========      ========

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The provision (benefit) for income taxes differs from those computed using the statutory U.S. federal income tax rate as a result of the following (in thousands):

                                                                             YEARS ENDED JUNE 30,
                                                   ------------------------------------------------------------------------
                                                           1999                      1998                      1997
                                                   --------------------      --------------------      --------------------
                                                   AMOUNT         RATE       AMOUNT         RATE       AMOUNT        RATE
                                                   -------      -------      -------      -------      -------      -------
         Provision (benefit) at statutory rate     $   362           34%     $(4,201)         (34)%    $  (935)         (34)%
         Meals and entertainment and
           other disallowed expenses                    12            1           92            1           18            1
         Valuation allowance                           693           65        4,867           39        4,454          161
         Other                                        --           --            (14)        --             75            3
         State tax expense                            --           --           --           --             71            3
         Foreign tax rate differentials               (627)         (59)        (372)          (3)        (671)         (24)
                                                   -------      -------      -------      -------      -------      -------

                                                   $   440           41%     $   372            3%     $ 3,012          110%
                                                   =======      =======      =======      =======      =======      =======


         Because the Company plans to continue financing Celebrity Hong Kong's expansion through reinvestment of undistributed Celebrity Hong Kong earnings, no provision is made for U.S. taxes on such earnings. If the Celebrity Hong Kong earnings were distributed, the U.S. tax on the distribution would be approximately $7,065,000 before consideration of any available tax loss carryforwards.

         Income taxes paid during fiscal 1999, 1998 and 1997 were $540,000, $488,000 and $901,000, respectively.

         At June 30, 1999, the Company had net operating loss carryforwards of approximately $24,700,000, foreign tax credit carryforwards aggregating $167,000 and minimum tax credit carryforwards of $87,000. The net operating loss carryforwards expire between 2011 and 2014. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards that could be utilized. The foreign tax credit carryforwards expire in 2000.

         At June 30, 1999, a valuation allowance on the Company's deferred tax asset totaled $9,192,000 to reflect the estimated amount of the deferred tax asset that, at this time, is uncertain to be realized in the future. These uncertainties relate primarily to whether the Company will be able to utilize net operating loss carryforwards and certain tax credit carryforwards prior to their expiration. The valuation allowance was $9,321,000 at June 30, 1998.

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.       LONG-TERM OBLIGATIONS

         Notes payable consist of the following (in thousands):

                                                                                                JUNE 30,
                                                                                         ----------------------
                                                                                           1999          1998
                                                                                         --------      --------
         Revolving credit facility; interest at prime rate plus 1.5%
         (9.25% at June 30, 1999); secured by substantially all accounts
         receivable and inventory                                                        $ 19,713      $ 20,624

         Term loan; interest at 12.5%; payable in monthly installments of
         $200 with balance due October 1, 1999 secured by substantially all
         accounts receivable and inventory                                                    700         3,100

         Note payable to a financial institution, secured by real estate                     --           4,694

         Noninterest bearing obligation; payable in
         monthly installments of $42; through March 2000                                      375           875

         Financing lease obligations to related party; payable in
         monthly installments of $75 with balance due April 2024                            7,491          --

         Note payable to related party; interest at 10%; due
         September 1999                                                                      --             500

         Installment notes payable monthly through January 1999;
         interest rates vary from 7% to 13%; secured by automobiles                            17            49

         Note payable to related party; interest at 8%; payable in
         annual installments through May 1999                                                --              33

         Other                                                                                 62           252
                                                                                         --------      --------
                                                                                           28,358        30,127
         Less: current maturities                                                          (1,200)       (3,479)
         Less: unamortized debt discounts                                                     (75)          (60)
                                                                                         --------      --------
                                                                                         $ 27,083      $ 26,588
                                                                                         ========      ========

         In April 1999, the Company completed the sale and leaseback of its office, production and distribution facilities to a partnership, which is controlled by an officer and principal shareholder of the Company, for $7,500,000. The partnership assumed the Company's obligations under a promissory note of $4,444,000 secured by the property; however, the Company has guaranteed the debt to the lender. The partnership's assumption of the Company's debt resulted in an extraordinary loss of $68,000, or $.04 per share, related to the write-off of unamortized financing

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         costs. A promissory note for $1,036,000 was issued to the Company by the partnership as part of the consideration. This note was subsequently purchased from the Company by a partnership controlled by the officer and principal shareholder and a relative of the officer and principal shareholder. Including the sale of the promissory note, the Company received proceeds from the transaction of approximately $2,846,000, net of fees of approximately $210,000. Notes payable to the officer in the amount of $1,077,000, which includes accrued interest, were repaid with a portion of the proceeds. The remaining proceeds were utilized for working capital purposes. Due to the continuing involvement of the Company, the transaction was accounted for as a financing lease by recording the sales proceeds as a liability and recording lease payments, exclusive of an interest portion, as a reduction of the liability in accordance with Statement of Financial Accounting Standards No. 98, Accounting for Leases. In connection with the sale transaction and the subsequent leaseback, and in consideration for the officer and principal shareholder's personal guarantee of the partnership's debt, the Company issued to the partnership a five-year warrant to purchase 75,000 shares of Common Stock at $3.00 per share. The fair value of the warrant was estimated to be $36,000. Accordingly, the proceeds from the sales transaction were allocated between long-term obligations and paid-in capital, resulting in a debt discount that will be accreted to the redemption amount over the term of the lease.

         In January 1998, the Company entered into a new three-year revolving credit facility for its Celebrity, Cluett, and Star Wholesale operations for borrowings up to $35,000,000. This credit facility replaced the Company's prior line of credit with another bank. The new credit facility included a revolving credit facility for borrowings of up to $31,500,000 and a term loan with an initial principal amount of $3,500,000. In December 1998, the maximum borrowing under the revolving credit facility was reduced to $26,500,000. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories. As a result of such limits, the maximum amount the Company was eligible to borrow at June 30, 1999 was $20,219,000. The amount outstanding under the revolving credit facility at June 30, 1999 was $19,713,000. The term loan was payable in monthly installments of principal of $200,000 beginning in May 1998, and the remaining outstanding principal balance under the term loan was due and payable upon the earlier of (i) October 1, 1999, or (ii) the termination of the revolving credit facility. As a condition to establishing the credit facility, the Company issued to the lender a five-year warrant to purchase 25,000 shares of Common Stock at $4.00 per share. The fair value of the warrant was estimated to be $70,000. Accordingly, the proceeds from the new credit facility were allocated between debt and paid-in capital, resulting in a debt discount that will be accreted to the redemption amount over the term of the new credit facility. Amounts borrowed under the revolving credit facility and the term loan are secured by accounts receivable, inventory, equipment, and general intangibles (including intellectual property) of the Company and its subsidiary borrowers. In addition, substantially all stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility and the term loan contain certain covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was in compliance with all covenants at June 30, 1999. The commitment fee for the unused portion of the revolving credit facility is .25% of the average unused portion of the credit facility during the year. Unused borrowing availability under the credit facility was approximately $506,000 at June 30, 1999.

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         In July 1999, the Company entered into an amended and restated agreement with the lender whereby the following changes, among others, were made: (i) the term of the revolving credit facility was extended from January 2001 to July 2002, (ii) the interest rate charged by the lender was reduced to prime plus applicable percentages, ranging from 0% to 0.5%, based on specified EBITDA requirements, (iii) the financial ratio covenants were reset, and (iv) the monthly fees were reduced from $15,000 to $2,000.

         In the third quarter of fiscal 1998, the Company renegotiated the payment terms of all of its remaining obligations to the former owners of India Exotics related to the 1995 acquisition of the business. The obligations renegotiated included those remaining under a note, a noncompetition agreement and employment agreements with the former owners, and certain other obligations. The note was canceled and all payment obligations under the note and all other agreements with the former owners were consolidated into one agreement obligating the Company to make payments of approximately $42,000 per month from April 1, 1998 through March 1, 2000.

         Interest paid during fiscal 1999, 1998 and 1997 was $3,634,000, $3,507,000 and $3,435,000, respectively.

         Aggregate maturities of notes payable for the next five years and thereafter, as adjusted to reflect the July 1999 credit facility amendment, are as follows (in thousands):

              2000                                                  $  1,200
              2001                                                        77
              2002                                                        73
              2003                                                    19,796
              2004                                                        91
              Thereafter                                               7,121
                                                                    --------
                  Total                                             $ 28,358
                                                                    ========

8.       EMPLOYEE BENEFIT PLANS

         The Celebrity, Inc. 401(k) Plan is available to substantially all of the Company's employees. Eligible employees may contribute up to 15% of their annual compensation to this plan. The Company's matching contributions are determined each year by the Company. The Company made matching contributions equal to 100% of the first 3% of the employees' contributions for fiscal 1999, 1998 and 1997, contributing $113,000, $129,000 and $111,000, respectively.

         The Celebrity, Inc. 1993 Employee Stock Purchase Plan was adopted in fiscal 1994. Under this plan, the Company periodically offered to its employees the right to purchase shares of Common Stock at the market value as of the date of the offer. Employee payment for plan shares was made either with cash or a promissory note, which were classified as subscriptions receivable on the balance sheet. The participants' shares were fully vested upon purchase. In fiscal 1999, the Company cancelled all subscriptions receivable from employees that were outstanding under this plan and the related Common Stock.

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.       STOCK OPTION PLAN

         The Celebrity, Inc. Amended and Restated Stock Option Plan (the "Plan") was adopted effective with the completion of the Company's initial public offering. An aggregate of 250,000 shares of Common Stock has been reserved for issuance under the Plan. The Plan permits the granting of incentive stock options to Celebrity's employees and nonqualified stock options to employees, nonemployee members of the Board of Directors and advisors. Options are exercisable during the period specified in each option agreement and are generally exercisable in installments pursuant to a vesting schedule as designated by the Compensation Committee of the Board of Directors. The exercise price determined by the Compensation Committee may not be less than the fair market value of the Common Stock on the date of grant. No option will remain exercisable later than ten years after the date of grant. A summary of options granted and outstanding under the plan is summarized below:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                        NUMBER       EXERCISE
         STOCK OPTION ACTIVITY                        OF SHARES       PRICE
         ----------------------------                 ---------     ---------
         June 30, 1996                                  66,100      $   21.84
             Granted                                    51,250      $   13.56
             Canceled or surrendered                    (8,250)     $   21.72
                                                       -------


         June 30, 1997                                 109,100      $   17.96
             Granted                                    91,500      $    5.72
             Canceled or surrendered                   (23,125)     $   17.44
                                                       -------


         June 30, 1998                                 177,475      $   11.72
             Granted                                    12,750      $    2.28
             Canceled or surrendered                   (29,000)     $   10.74
                                                       -------


         June 30, 1999                                 161,225      $   10.89
                                                       =======

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The following information is presented for stock options outstanding at June 30, 1999. At June 30, 1999, options to purchase an aggregate of 60,725 shares of Common Stock were exercisable at a weighted average exercise price of $15.99 per share.


                                                 OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                              -----------------------------------------------------------   ---------------------------------
                                                                          WEIGHTED
                                                      WEIGHTED             AVERAGE                               WEIGHTED
             PER SHARE                                AVERAGE             PER SHARE                               AVERAGE
          EXERCISE PRICE                             REMAINING             EXERCISE                              EXERCISE
               RANGE               SHARES               LIFE                PRICE               SHARES             PRICE
         ------------------   -----------------  ------------------   -------------------   ----------------   --------------

         $    2.00 - 2.50          11,500            9.7 years             $     2.07              1,500         $   2.50
         $    4.25 - 5.52          51,500            9.0 years             $     4.77             11,250         $   4.86
         $       7.75              25,000            8.7 years             $     7.75              5,000         $   7.75
         $   12.75 - 16.00         37,750            7.8 years             $    13.43             10,250         $  13.81
         $   19.52 - 26.00         35,225            4.3 years             $    21.95             32,475         $  22.16
         $      50.00                 250            3.5 years             $    50.00                250         $  50.00

         Included in the table above are fully-vested nonqualified options to purchase an aggregate of 8,250 shares of Common Stock. These are held by three outside directors and have exercise prices ranging from $2.50 to $50.00 per share.

         The Company adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). On a pro forma basis, if the Company had recorded compensation expense in accordance with FAS 123, for fiscal 1999, the net income would have been $510,000 and the basic and diluted income per share would have been $0.33, for fiscal 1998, the net loss would have been $12,766,000 and the basic and diluted loss per share would have been $8.12, and for fiscal 1997, the net loss would have been $5,774,000 and the basic and diluted loss per share would have been $3.68.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during fiscal 1999, 1998 and 1997:

                                        YEARS ENDED JUNE 30,
                                    ----------------------------
                                      1999      1998      1997
                                    --------  --------  --------
         Dividend yield                --        --        --
         Expected volatility           49.1%     50.1%     43.7%
         Risk free interest rate        5.7%      5.7%      6.5%
         Option term                10 years  10 years  10 years

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.      RELATED PARTIES

         Celebrity leased a warehouse in Tyler, Texas from a shareholder. This lease was terminated in April 1999. Amounts paid under this lease were approximately $96,000 in fiscal 1999 and $120,000 in each of fiscal 1998 and 1997.

         Long-term obligations at June 30, 1999 include a financing lease obligation to a related party (Note 7).

11.      SEGMENT REPORTING

         In June 1997, Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information ("FAS 131") was issued. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted FAS 131 for fiscal 1999.

         The Company operates and management monitors the results in a single operating segment. Celebrity Hong Kong exports artificial flowers, foliage and flowering bushes from southeastern Asia to the U.S. and Europe and Celebrity distributes and markets its products in the U.S. using a direct sales force and a distribution center, primarily to mass market retailers, craft store chains and other specialty retailers and to wholesale florists.

         Financial information by geographic area for fiscal 1999, 1998 and 1997 is summarized in the tables below:

                                                              YEARS ENDED JUNE 30,
                                                      ----------------------------------
                                                        1999         1998         1997
                                                      --------     --------     --------
                                                               (in thousands)
         Net sales to external customers:
             Hong Kong                                $ 38,505     $ 38,607     $ 35,541
             United States                              72,157       83,655       89,629
                                                      --------     --------     --------
               Total                                  $110,662     $122,262     $125,170
                                                      ========     ========     ========


         Sales are attributed to countries in which the sales originated (i.e., where the subsidiary is domiciled).

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                           AT JUNE 30,
                                -------------------------------
                                  1999        1998        1997
                                -------     -------     -------
                                        (in thousands)
         Long-lived assets:
           Hong Kong            $   387     $   141     $   164
           United States          9,980      10,706      16,076
                                -------     -------     -------

             Total              $10,367     $10,847     $16,240
                                =======     =======     =======


12.      FINANCIAL INSTRUMENTS AND CONCENTRATIONS

         The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short maturities. The carrying amounts of the revolving credit facility and other variable-rate notes payable approximate their fair value because the interest rates on these instruments change with market interest rates. The fair value, based on market interest rates, of the Company's fixed-rate notes payable at June 30, 1999 and 1998, respectively, did not significantly differ from their carrying amounts.

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company limits its exposure to credit risk on its cash and cash equivalents by placing these instruments with high quality financial institutions. With respect to accounts receivable, the Company is exposed to group concentrations of credit risk as its customer base consists primarily of craft store chains, discount retailers, specialty retailers and warehouse clubs. In addition, in fiscal 1999, the Company had one customer that accounted for net sales of $36.3 million. The June 30, 1999 accounts receivable balance for this customer was $3.4 million. Additionally, the Company had one other customer whose accounts receivable balance at June 30, 1999 was $2.1 million. In fiscal 1998, two customers accounted for net sales of $35.8 million and $13.9 million, respectively. The June 30, 1998 accounts receivable balance for one of these customers was $4.4 million. In fiscal 1997, one customer accounted for net sales of $34.6 million. The June 30, 1997 accounts receivable balance for this customer was $4.2 million. The Company performs ongoing evaluations of the financial conditions of its customers, but does not require collateral to secure customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.      CERTAIN FACTORS THAT COULD AFFECT FUTURE OPERATIONS

         A substantial portion of the Company's consolidated net sales is derived from products manufactured in and exported from the Far East, primarily from the People's Republic of China (the "PRC"). Risks inherent in such international operations include loss of revenue, property and equipment from such hazards as expropriation, nationalization, war, insurrection and other political risks, and include other factors that could affect the Company's source of supply or cost of supply, including: general economic conditions in the Far East, changes in currency valuations, export credit availability, freight carrier availability and cost and U.S. trade policy and laws related to imports. If the U.S. government were to terminate normal trading relations status for the PRC or impose higher tariff rates on products imported by the Company from the PRC, the duty on products imported by the Company from the PRC could increase substantially. To date, the Company's international operations have not been materially affected by these risks. However, if the Company's supply or cost of products were to be significantly affected, it could have a material adverse effect on the Company's results of operations.

14.      COMMITMENTS AND CONTINGENCIES

         RECEIVABLES SOLD WITH RECOURSE

         During fiscal 1999, 1998 and 1997, proceeds of approximately $34,277,000, $33,539,000, and $37,487,000, respectively, were received from Hong Kong banks in connection with the financing, with recourse, of Celebrity Hong Kong accounts receivable related to shipments directly to customers. As of June 30, 1999 and 1998, the Company was contingently liable to the Hong Kong banks with respect to such financing activities for $2,672,000 and $4,085,000, respectively. The Company has retained substantially the same risk of credit loss as if the receivables had not been sold (Note 12). The Company's revolving credit facility restricts the aggregate amount that may be financed under the export credit facilities at any time to $7,000,000.

         LEASES

         The Company leases certain buildings and equipment under noncancelable operating leases. Future minimum lease payments for the next five fiscal years and thereafter are as follows (in thousands):

         2000                                                 $   1,671
         2001                                                     1,640
         2002                                                       804
         2003                                                       756
         2004                                                       756
         Thereafter                                               4,494
                                                              ---------

         Total minimum lease payments                         $  10,121
                                                              =========

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Rent expense for operating leases was $1,854,000, $3,223,000 and $3,601,000 for fiscal 1999, 1998 and 1997, respectively.

         OTHER

         The Company is involved in various legal proceedings that arise in the ordinary course of its business. The Company believes that none of its current litigation is likely to have a material adverse effect on its financial condition or results of operations.

15.      UNAUDITED QUARTERLY RESULTS OF OPERATIONS

         The Company's historical unaudited quarterly results of operations for fiscal 1999 and 1998 are summarized as follows:

                                                                           FISCAL 1999 (1)
                                                         -----------------------------------------------------
                                                         JUNE 30,     MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                                           1999         1999          1998           1998
                                                         --------     --------    -----------    -------------
         Net sales                                       $ 31,790     $ 25,760      $ 25,986     $ 27,126
         Net income (loss) before extraordinary item          715          (79)          230         (240)
         Net income (loss)                                    647          (79)          230         (240)
         Basic and diluted income (loss) per share
            before extraordinary item                    $    .46     $   (.05)     $    .15     $   (.15)
         Basic and diluted income (loss) per share       $    .42     $   (.05)     $    .15     $   (.15)

                                                                             FISCAL 1998
                                                         ------------------------------------------------------
                                                         JUNE 30,      MARCH 31,    DECEMBER 31,  SEPTEMBER 30,
                                                           1998          1998          1997           1997
                                                         --------      --------     -----------   -------------
         Net sales                                       $ 30,681      $ 31,519      $ 29,854      $ 30,208
         Net income (loss)                                 (9,642)       (1,417)       (1,227)         (443)
         Basic and diluted income (loss) per share       $  (6.12)     $   (.90)     $   (.78)     $   (.28)


(1) Quarterly data reflects restatement from data previously filed on Form 10-Q for the quarters ended March 31, 1999, December 31, 1998 and September 30, 1998. The Company previously reported earnings (loss) per share of $(.09), $.07, $(.20) per share for these quarters, respectively. The results presented above reflect certain adjustments that should have been reported in the results of operations for those quarters.

CELEBRITY, INC.
                                                                     SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED JUNE 30, 1999
(dollars in thousands)

 Allowance
   for               Balance at    Charged to                     Balance
 Doubtful            beginning      cost and                      at end
 Accounts            of period      expenses    Deductions       of period
----------          -----------    ----------   ----------       ---------
1999              $  1,949         $  773       $  (1,029)       $  1,693

1998                 2,017          2,869          (2,937)          1,949

1997                 1,119          1,553            (655)          2,017




                    Balance at     Charged to                     Balance
Inventory           beginning       cost and                      at end
 Reserves           of period       expenses    Deductions       of period
----------         -----------     ----------   ----------       ---------
1999              $  1,652         $  316       $  (1,126)       $    842

1998                   433          1,332            (113)          1,652

1997                 3,800             --          (3,367)            433

                                INDEX TO EXHIBITS


EXHIBIT NO.                        EXHIBITS
-----------                        --------

     2.1          -- Asset Purchase Agreement dated February 7, 1995, among
                  India Exotics, Inc., a Texas corporation, Registrant, India
                  Exotics, Inc., a Missouri corporation, Surendra Khokha,
                  Rajneesh Khokha, Asheesh Khokha and the Surendra K. Khokha
                  Revocable Trust, dated July 18, 1985.(3)

     3.1          -- Amended and Restated Articles of Incorporation of the
                  Registrant.(10)

     3.2          -- Articles of Correction of the Registrant.(10)

     3.3          -- Bylaws of the Registrant.(1)

     4.1          -- Specimen Common Stock Certificate.(1)

     4.2          -- Warrant, dated February 3, 1998, issued by Registrant to
                  Foothill Capital Corporation.(5)

     4.3          -- Warrant, dated April 22, 1999, issued to RHP Management,
                  LLC.(9)

     10.1 -- Letter agreement dated May 19, 1997, setting forth the terms of a banking facility between Celebrity Exports
                  International Limited and The Hongkong and Shanghai Banking
                  Corporation Limited.(4)

     10.2         -- General Security Agreement Relating to Goods between
                  Celebrity Exports International Limited and The Hongkong and
                  Shanghai Banking Corporation Limited dated April 30, 1984.(1)

     10.3 -- Form of Guarantee by Limited Company executed by Registrant in favor of The Hongkong and Shanghai Banking Corporation
                  Limited.(4)

     10.4 -- Commitment of Celebrity Exports International Limited to maintain a combined net worth of HK$50,000,000.(4)

     10.5         -- Loan Agreement dated July 27, 1998 by and between The China
                  State Bank Limited and Celebrity Exports International
                  Limited.(7)

     10.6         -- Deed of Guarantee dated August 31, 1998 by and between
                  Celebrity, Inc., as Guarantor, and The China State Bank
                  Limited, as Lender.(7)

     10.7         -- Loan Agreement dated September 29, 1998 by and between
                  State Street Bank and Trust Company and Celebrity Exports
                  International Limited.(7)

     10.8         -- Continuing Guarantee dated September 29, 1998 granted by
                  Celebrity, Inc. for the benefit of State Street Bank and Trust
                  Company.(7)

     10.9 -- Loan and Security Agreement dated as of January 30, 1998 among Registrant, The Cluett Corporation, Star Wholesale
                  Florist, Inc. Value Florist, Inc. and India Exotics, Inc., as borrowers, on the one hand, and Foothill Capital Corporation, on the other.(5)

     10.10 -- Amendment Number One to Loan and Security Agreement dated effective as of June 5, 1998 by and among Foothill Capital
                  Corporation and Registrant and certain of its subsidiaries.(10)

     10.11 -- Amendment Number Two to Loan and Security Agreement dated effective as of July 7, 1998 by and among Foothill Capital
                  Corporation and Registrant and certain of its subsidiaries.(10)

     10.12 -- Amendment Number Three to Loan and Security Agreement dated effective as of December 31, 1998 by and among Foothill
                  Capital Corporation and Registrant and certain of its subsidiaries.(8)

     10.13 -- Amended and Restated Loan and Security Agreement dated effective as of July 15, 1999 by and among Foothill Capital
                  Corporation and Registrant and certain of its subsidiaries.(10)

     10.14        -- Lease Agreement, dated April 22, 1999, between the
                  Registrant, as lessee, and Crest Properties, Ltd., as lessor, relating to property at 4520 Old Troup Highway, Tyler,
                  Texas.(9)

     10.15        -- Lease Agreement, dated April 22, 1999, between The Cluett
                  Corporation, as lessee, and Crest Properties, Ltd., as lessor, relating to property at 3200 Centre-Park Boulevard, Winston-Salem, North Carolina.(9)

     10.16        -- Agreement for Purchase and Sale of Promissory Note, dated
                  May 28, 1999, by and among the Registrant, RHP Real Estate,
                  Ltd. and The Residuary Trust Created Under the Last Will and
                  Testament of Robert H. Patterson, Sr., Deceased.(9)

     10.17 -- Form of Guarantee of the Term Loan and Security Agreement dated April 16, 1999 between Merrill Lynch Business Financial
                  Services, Inc. and Crest Properties, Ltd. by each of
                  Celebrity, Inc., India Exotics, Inc., Star Wholesale, Inc.,
                  MagicSilk, Inc. and The Cluett Corporation.(10)

     10.18 -- Promissory Note of Registrant, amended and restated as of February 16, 1998 payable to the order of RHP Management, LLC.(5)

     10.19 -- Promissory Note of Registrant, dated July 7, 1998 payable to the order of RHP Management, LLC.(6)

     10.20        -- Lease Termination Agreement dated as of July 31, 1998 among
                  436 Investments, L.L.C., India Exotics, Inc., a Texas corporation, Surendra Khokha, Rajneesh Khokha, Asheesh Khokha and Meena Khokha and Registrant.(6)

     10.21        -- Form of Indemnity Agreement.(1)

     10.22*       -- Amended and Restated Stock Option Plan.(10)

     10.23*       -- Amended and Restated 1993 Employee Stock Purchase Plan.(3)

     10.24*       -- Fiscal 2000 Management Bonus Plan.(10)

     21.1         -- Subsidiaries of Registrant.(2)

     23.1         -- Consent of PricewaterhouseCoopers LLP.(10)

     27.1         -- Financial Data Schedule as of and for the Year Ended June
                  30, 1999.(11)

----------

* Exhibits 10.22 through 10.24 constitute management compensatory plans or contracts.

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

         (6) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.

         (7) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

         (8) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference.

         (9) Previously filed as an exhibit to the Registrant's Report on Form 8-K filed on June 4, 1999, and incorporated herein by reference.

         (10)     Filed herewith.

         (11)     Included with EDGAR version only.