Form 10-Q
period 1999-09-30
CELEBRITY INC
filed 1999-11-05
CIK 891422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                               YES  X       NO
                                  ----         ----

The registrant had 1,544,166 shares of Common Stock, par value $.01 per share, outstanding as of November 3, 1999.

                         PART I - FINANCIAL INFORMATION

                                                                                                                Page
ITEM 1.                 FINANCIAL STATEMENTS                                                                    ----
         Condensed Consolidated Balance Sheets at September 30, 1999 and June 30, 1999
                        (Unaudited)...............................................................................2

         Condensed Consolidated Statements of Operations for the three months ended
                        September 30, 1999 and 1998 (Unaudited)...................................................3

         Condensed Consolidated Statements of Cash Flows for the three months ended
                        September 30, 1999 and 1998 (Unaudited)...................................................4

         Notes to Condensed Consolidated Financial Statements (Unaudited).........................................5

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS.................................................................6


                                            PART II - OTHER INFORMATION

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K.........................................................11

         SIGNATURES..............................................................................................12

                         PART I - FINANCIAL INFORMATION


                                 CELEBRITY, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

                                                             September 30,   June 30,
                                                                1999           1999
                                                             ------------    --------
Current assets:
         Cash and cash equivalents                             $     96      $    558
         Accounts receivable, net                                12,998        13,157
         Inventories                                             22,963        18,847
         Other current assets                                     2,615         2,752
                                                               --------      --------
Total current assets                                             38,672        35,314
Property, plant and equipment, net                                9,184         9,479
Other assets                                                      1,590         1,478
                                                               --------      --------
         Total assets                                          $ 49,446      $ 46,271
                                                               ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                      $  7,491      $  6,800
         Accrued expenses                                         2,746         2,270
         Current portion of long-term obligations                   336         1,200
                                                               --------      --------
Total current liabilities                                        10,573        10,270
Long-term obligations, net of current portion                    29,598        27,083
                                                               --------      --------
Total liabilities                                                40,171        37,353
                                                               --------      --------
Commitments and contingencies
Shareholders' equity:
         Common stock                                                15            15
         Paid-in capital                                         21,577        21,577
         Accumulated deficit                                    (12,255)      (12,640)
         Accumulated other comprehensive loss                       (62)          (34)
                                                               --------      --------
Total shareholders' equity                                        9,275         8,918
                                                               --------      --------
         Total liabilities and shareholders' equity            $ 49,446      $ 46,271
                                                               ========      ========

     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                            Three Months
                                                         Ended September 30,
                                                       ----------------------
                                                         1999          1998
                                                       --------      --------
Net Sales                                              $ 26,823      $ 27,126
                                                       --------      --------
Costs and operating expenses:
     Cost of goods sold                                  19,889        20,360
     Selling expenses                                       974         1,162
     General and administrative expenses                  4,219         4,434
     Depreciation and amortization                          365           412
                                                       --------      --------
Total expenses                                           25,447        26,368
                                                       --------      --------
Operating income                                          1,376           758
Interest expense, net                                      (813)         (948)
Other, net                                                   16            29
                                                       --------      --------
Income (loss) before income taxes                           579          (161)
Provision for income taxes                                  194            79
                                                       --------      --------
Net income (loss)                                      $    385      $   (240)
                                                       --------      --------
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments               (28)           (3)
                                                       --------      --------
     Other comprehensive income (loss), net of tax          357          (243)
                                                       ========      ========
Basic and diluted income (loss) per share              $    .25      $   (.15)
                                                       ========      ========
Basic weighted average common shares outstanding          1,544         1,573
                                                       ========      ========
Diluted weighted average common shares outstanding        1,559         1,573
                                                       ========      ========

     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          THREE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                                       --------------------
                                                                         1999         1998
                                                                       -------      -------
Operating activities:
     Net income (loss)                                                 $   385      $  (240)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                     365          412
         Changes in operating assets and liabilities:
         Accounts receivable                                               159       (1,309)
         Inventories                                                    (4,116)       1,505
         Other assets, net                                                 (17)         691
         Accounts payable and accrued expenses                           1,167         (973)
                                                                       -------      -------
     Net cash provided by (used in) operating activities                (2,057)          86
                                                                       -------      -------
Investing activities:
     Additions to property and equipment                                   (28)        (493)
                                                                       -------      -------
     Net cash used in investing activities                                 (28)        (493)
                                                                       -------      -------
Financing activities:
     Net proceeds from credit facility                                   2,514          679
     Proceeds from long-term obligations                                    --          500
     Payments on long-term obligations                                    (863)        (901)
     Other                                                                 (28)           2
                                                                       -------      -------
     Net cash provided by financing activities                           1,623          280
                                                                       -------      -------
Decrease in cash                                                          (462)        (127)
Cash and cash equivalents at beginning of period                           558          127
                                                                       -------      -------
Cash and cash equivalents at end of period                             $    96      $    --
                                                                       =======      =======

     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  THE BUSINESS AND BASIS OF PRESENTATION

Description of Business

         Celebrity, Inc. ("Celebrity" or the "Company") is a supplier of high quality artificial flowers, ficus trees and plants, and other decorative accessories to mass-market retailers, craft store chains, wholesale florists and other retailers throughout North America and Europe. Celebrity imports and/or produces over 14,000 home accent, decorative accessory and giftware items, including artificial floral arrangements, floor planters and trees, and a broad line of seasonal items such as Christmas trees, wreaths, garlands and other ornamental products.

Basis of Presentation

         The Condensed Consolidated Financial Statements include the accounts of Celebrity and its wholly-owned subsidiaries, Celebrity Exports International Limited ("Celebrity Hong Kong"), The Cluett Corporation ("Cluett"), and Star Wholesale Florist, Inc. ("Star Wholesale"). All intercompany accounts and transactions have been eliminated.

         The accompanying Condensed Consolidated Financial Statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statement disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

2.  INVENTORY

         Inventories are valued at the lower of average cost or market. The Company establishes valuation reserves for slow moving, discontinued or obsolete products. The amounts of the valuation reserves are determined by estimating the amount of markdown required to value those products at fair market value. The composition of inventories is as follows (in thousands):


                            September 30,    June 30,
                                1999          1999
                            ------------    --------
Raw materials                 $  7,856      $  6,663
Finished goods                  15,720        13,026
Less:  Inventory reserves         (613)         (842)
                              --------      --------
                              $ 22,963      $ 18,847
                              ========      ========

3.  EARNINGS (LOSS) PER SHARE

         The Company calculates earnings (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings
(loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding.

         For the quarter ended September 30, 1999, common share equivalents related to shares issuable upon the exercise of stock options approximated 14,607 shares. Options to purchase 149,725 shares of Common Stock and a warrant to purchase 25,000 shares of Common Stock were excluded from the diluted earnings per share calculation because their exercise prices were greater than the average market price of the Common Stock. Outstanding options and warrants were excluded from the diluted loss per share calculations for the quarter ended September 30, 1998 because their inclusion would be antidilutive due to the net losses incurred for the period.

4.  CREDIT FACILITY

         In July 1999, the Company entered into an amended and restated agreement with its primary lender whereby the following changes, among others, were made to the Company's credit facility: (i) the term of the revolving credit facility was extended from January 2001 to July 2002, (ii) the interest rate charged by the lender was reduced to prime plus applicable percentages, ranging from 0% to 0.5%, based on specified EBITDA requirements, (iii) the financial ratio covenants were reset, and (iv) the monthly fees were reduced from $15,000 to $2,000.

         Subsequent to the quarter ended September 30, 1999, on October 28, 1999, the Company and its lender amended the Company's credit facility to provide a $1.5 million seasonal bridge advance. The initial term of the bridge advance is 90 days and the advance bears interest at 12.5% per annum. The purpose of the advance was to fund seasonal inventory increases. The bridge advance was guaranteed by RHP Management LLC (an entity controlled by Robert H. Patterson, Jr., the Company's Chairman and Chief Executive Officer), and RHP Management LLC also provided a letter of credit to the lender as additional security in the amount of $375,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of Celebrity. The actual results of operations of Celebrity could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation (i) changes in customer demand for the Company's products at the retail level, (ii) trends in the retail and wholesale decorative accessories industries, (iii) inventory risks attributable to possible changes in customer demand, compounded by extended lead times in ordering the Company's products from overseas suppliers and the Company's strategy of maintaining a high merchandise in stock percentage, (iv) the effects of economic conditions, including the economic instability in the Far East, (v) supply and/or shipment constraints or difficulties, (vi) the impact of competitors' pricing, (vii) the effects of the Company's accounting policies, (viii) changes in foreign trade regulations, including changes in duty rates, possible trade sanctions, import quotas and other restrictions imposed by U.S. and foreign governments, (ix) the effects of the assumption of control over Hong Kong by the People's Republic of China (the "PRC") on July 1, 1997, (x) risks associated with a heavy reliance on products coming from manufacturers in the PRC, (xi) currency risks, including changes in the relationship between the U.S. dollar and the Hong Kong dollar, and (xii) other risks detailed in the Company's other Securities and Exchange Commission filings. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used herein, the words "believes," "expects," "plans," "intends" and similar expressions as they relate to the Company or its management generally are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth certain items in the condensed consolidated statements of operations of Celebrity expressed as a percentage of net sales for the periods indicated:


                                                  THREE MONTHS
                                                     ENDED
                                                 SEPTEMBER 30,
                                                 -------------
                                                 1999     1998
                                                 ----     ----
Net sales                                         100%     100%
                                                 ----     ----
Costs and operating expenses:
         Cost of goods sold                        74%      75%
         Selling expenses                           4%       4%
         General and administrative expenses       16%      16%
         Depreciation and amortization              1%       2%
                                                 ----     ----
Total expenses                                     95%      97%
                                                 ----     ----
Operating income                                    5%       3%
Interest expense, net                              (3)%     (4)%
                                                 ----     ----
Income (loss) before income taxes                   2%      (1)%
Provision for income taxes                          1%      --
                                                 ----     ----
Net income (loss)                                   1%      (1)%
                                                 ====     ====

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net sales decreased 1.1% from $27.1 million in the first quarter of fiscal 1999 to $26.8 million in the first quarter of fiscal 2000. Sales in the Company's domestic distribution business were lower in the first quarter of fiscal 2000, due in part to the bankruptcy in fiscal 1999 of a customer. The lower domestic sales were partially offset by higher shipments and revenues in the Company's Hong Kong subsidiary. Shipments last year were affected by a shortage of shipping containers, which delayed revenues from the first quarter to the second quarter in the prior year. This year the Company was able to maintain a more orderly flow of shipments because of the increased availability of shipping containers.

         Cost of goods sold decreased 2.3% from $20.4 million in the first quarter of fiscal 1999 to $19.9 million in the first quarter of fiscal 2000. The decrease was attributable to the lower sales volume and an improved product mix in the first quarter of fiscal 2000. Cost of goods sold as a percentage of net sales was 74% in the first quarter of fiscal 2000, compared with 75% in the prior year.

         Selling expenses decreased from $1.2 million in the first quarter of fiscal 1999 to $1.0 million in the first quarter of fiscal 2000. Selling expenses as a percentage of net sales were 4% for both periods.

         General and administrative expenses decreased from $4.4 million in the first quarter of fiscal 1999 to $4.2 million in the first quarter of fiscal 2000. General and administrative expenses as a percentage of net sales were 16% for both periods.

         Depreciation and amortization expense of $365,000 in the first quarter of fiscal 2000 decreased from $412,000 in the first quarter of fiscal 1999. The decrease was primarily attributable to assets becoming fully depreciated during the interim periods.

         Interest expense of $813,000 in the first quarter of fiscal 2000 decreased from $948,000 in the first quarter of fiscal 1999. Interest expense as a percentage of net sales was 3% in the first quarter of fiscal 2000, compared with 4% in the prior year. The reduction in interest expense is primarily attributable to new terms on the Company's primary credit facility, which were effective July 15, 1999.

         Provision for income taxes of $194,000 in the first quarter of fiscal 2000 increased from $79,000 in the first quarter of fiscal 1999. The tax provision recognized in both periods was principally related to foreign operations and the increase in the provision was related to increased income from foreign operations.

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

         The Company maintains a revolving credit facility for its Celebrity, Cluett, Color Concepts, Star Wholesale and Value Florist operations. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories. As a result of such limits, the maximum amount the Company was eligible to borrow at September 30, 1999, was $22.7 million, and the amount outstanding under the revolving credit facility was $22.2 million. In addition to the revolving credit facility, the lender made a term loan to the Company in the original principal amount of $3.5 million. The term loan was payable in monthly installments of principal of $200,000 that began May 1, 1998. Interest on the outstanding balance under the revolving credit facility was at a reference bank's prime rate of interest plus .25% per annum, and interest on the outstanding balance of the term loan was at a rate of 12.5% per annum. Amounts borrowed under the revolving credit facility and term loan are secured by accounts receivable, inventory, equipment, and general intangibles (including intellectual property) of Celebrity and its subsidiary borrowers. In addition, substantially all stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility and the term loan contain covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was in compliance with all covenants of the revolving credit facility and the term loan at September 30, 1999. In July 1999, the Company entered into an amended and restated agreement with the lender whereby the following changes, among others, were made: (i) the term of the revolving credit facility was extended from January 2001 to July 2002, (ii) the interest rate charged by the lender was reduced to prime plus applicable percentages, ranging from 0% to 0.5%, based on specified EBITDA requirements, (iii) the financial ratio covenants were reset and (iv) monthly fees were reduced from $15,000 to $2,000.

         Subsequent to the quarter ended September 30, 1999, on October 28, 1999, the Company and its lender amended the Company's credit facility to provide a $1.5 million seasonal bridge advance. The initial term of the bridge advance is 90 days and the advance bears interest at 12.5% per annum. The purpose of the advance was to fund seasonal inventory increases. The bridge advance was guaranteed by RHP Management LLC, an entity controlled by Robert H. Patterson, Jr., the Company's Chairman and CEO ("RHP"), and RHP also provided a letter of credit to the lender as additional security in the amount of $375,000.

         Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers after the manufacturers deliver products in Hong Kong for export. Celebrity Hong Kong finances cash payments to its vendors through export credit facilities established with three Hong Kong banks, each of which is guaranteed by the Company. Generally, under the terms of these facilities each bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong to its customers. Each bank is reimbursed when payment is received for shipments it has financed. At September 30, 1999, an aggregate of $4.1 million of export bills was financed by the three banks. All of these export bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation. Covenants under the Company's revolving credit facility restrict the aggregate amount of export bills that may be financed under the export credit facilities to $7.0 million.

         In June 1997, the Company entered into a revolving credit facility with an additional lender, which was scheduled to mature in June 2004. Amounts borrowed under the facility were secured by certain real estate owned by the Company, with interest accruing at the rate of LIBOR plus 2.65% per annum. In April 1999 the Company executed the necessary documents to sell the real estate that secured the revolving credit facility to Crest Properties, Ltd., a Texas limited partnership ("Crest") (an entity controlled by Robert H. Patterson, Jr., Chairman of the Board, President and Chief Executive Officer of the Company), for $7,500,000. As part of the same transaction, the properties were leased back to the Company. The same lender provided similar financing for Crest, requiring the guarantee of the Company and Mr. Patterson. Due to the continuing involvement of the Company in the financing and the related party control of Crest, the sale-leaseback was accounted for as a financing lease, by recording the sales proceeds as a liability and recording future rental payments, exclusive of an interest portion, as a reduction of the liability in accordance with Statement of Financial Accounting Standard No. 98, Accounting for Leases.

         In September 1997, the Company borrowed $500,000 from RHP. The principal amount outstanding accrued interest at a fluctuating rate per annum equal to RHP's cost of borrowing, which was the prime rate of a reference bank plus 1.5% per annum. The proceeds from this loan were used to pay certain intercompany accounts payable to Celebrity Hong Kong. In July 1998, the Company borrowed an additional $500,000 from RHP for seasonal working capital needs, which accrues interest at 10% per annum. In April 1999, a portion of the proceeds from the sale-leaseback transaction was utilized to pay the principal and accrued interest due RHP.

         The Company does not plan to make any significant capital expenditures in fiscal 2000 other than those incurred in the normal course of business for facilities and equipment, and those in connection with the Company's continuing program to upgrade its management information systems.

         The Company's products are primarily sourced in the Far East, with a majority produced in the PRC. The Company's source or cost of supply could be affected by a variety of factors, including general economic conditions in the Far East, changes in currency valuations, export credit availability, freight carrier availability and cost, and U.S. trade policy and law related to imports. If the U.S. government were to terminate normal trading relations status for the PRC or impose punitive tariff rates on products imported by the Company in retaliation for market access barriers in the PRC, the duty on products imported by the Company from the PRC would increase significantly. If the Company were to face an increase in product cost from any of these factors, it would (i) attempt to increase the prices charged to its customers, (ii) ask its suppliers to reduce the prices charged to the Company and (iii) seek to identify more favorable sources; however, unless and until these efforts were successful, the Company's results of operations could be affected adversely.

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

         The Company has undertaken various initiatives intended to ensure that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems and other miscellaneous systems that may contain embedded technology, as well as systems that are not commonly thought of as IT systems, such as materials handling systems, alarm systems, fax machines or other miscellaneous systems that may contain embedded technology. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software systems it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in April 1997, will be completed by December 31, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software systems. The Company estimates that as of September 30, 1999, it had completed approximately 95% of the initiatives it believes will be necessary to fully address potential Year

2000 issues related to its computer equipment and software. The projects comprising the remaining 5% of the initiatives are in process and are expected to be completed by December 31, 1999.


                                                                                                           PERCENT
                       YEAR 2000 INITIATIVE                          TIME PERIOD                          COMPLETE
-----------------------------------------------------------------    -----------------------------        --------
Initial IT system identification and assessment                      April 1997 to December 1998            100
Remediation and testing of central system                            June 1997 to December 1998             100
Remediation and testing of manufacturing and distribution systems    June 1998 to June 1999                 100
Identification and assessment of non-IT systems                      June 1998 to December 1999              75
Remediation and testing of non-IT systems                            January 1998 to December 1999           75
Remediation and testing of Star Wholesale POS system                 June 1999 to December 1999              75

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

         The Company believes that the costs to modify its computer equipment and software systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $250,000, which expenditures will be funded from operating cash flows. All of the $250,000 relates to analysis, repair or replacement of existing software, upgrades of existing software or evaluation of information received from significant suppliers or customers. Such amount represents approximately 50% of the Company's total actual and anticipated IT expenditures for fiscal 1998, 1999 and 2000. As of September 30, 1999, the Company had incurred costs of approximately $149,000 related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or affected by Year 2000 initiatives. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations, or adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 6.                   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         10.1     Amendment Number One to Amended and Restated Loan and Security
                  Agreement dated October 28, 1999, by and among Foothill
                  Capital Corporation and Registrant and certain of its subsidiaries.

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


                             CELEBRITY, INC.



Dated:  November 5, 1999     By: /s/ ROBERT H. PATTERSON, JR.
                                ------------------------------------------------
                                Robert H. Patterson, Jr., Chairman of the Board,
                                  President and Chief Executive Officer
                                  (Authorized Officer)



Dated:  November 5, 1999     By: /s/  LYNN SKILLEN
                                ------------------------------------------------
                                Lynn Skillen, Vice President - Finance
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit No.              Description
-----------              -----------
    10.1                 Amendment Number One to Amended and Restated Loan and Security
                         Agreement dated October 28, 1999, by and among Foothill
                         Capital Corporation and Registrant and certain of its
                         subsidiaries.

    27                   Financial Data Schedule (1).

--------------
(1) Included with EDGAR version only.