Form 10-Q
period 1999-12-31
CELEBRITY INC
filed 2000-02-11
CIK 891422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

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

The registrant had 1,544,166 shares of Common Stock, par value $.01 per share, outstanding as of February 11, 2000.

                         PART I - FINANCIAL INFORMATION


ITEM 1.                 FINANCIAL STATEMENTS                                                                   Page
                                                                                                               ----

         Condensed Consolidated Balance Sheets at
                        December 31, 1999 and June 30, 1999
                        (Unaudited)...............................................................................2

         Condensed Consolidated Statements of Operations
                        for the three months ended
                        December 31, 1999 and 1998 (Unaudited)....................................................3

         Condensed Consolidated Statements of Operations
                        for the six months ended
                        December 31, 1999 and 1998 (Unaudited)....................................................4

         Condensed Consolidated Statements of Cash
                        Flows for the six months ended
                        December 31, 1999 and 1998 (Unaudited)  ..................................................5

         Notes to Condensed Consolidated Financial
                        Statements (Unaudited)....................................................................6

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS................................................................................7


                           PART II - OTHER INFORMATION

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....................................12

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K.........................................................13

                        SIGNATURES...............................................................................14

                         PART I - FINANCIAL INFORMATION


                                 CELEBRITY, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS
                                                                     December 31,        June 30,
                                                                         1999              1999
                                                                     ------------      ------------
Current assets:
         Cash and cash equivalents                                   $         --      $        558
         Accounts receivable, net                                          10,025            13,157
         Inventories                                                       26,224            18,847
         Other current assets                                               2,789             2,752
                                                                     ------------      ------------
Total current assets                                                       39,038            35,314
Property, plant and equipment, net                                          9,026             9,479
Other assets                                                                1,422             1,478
                                                                     ------------      ------------
         Total assets                                                $     49,486      $     46,271
                                                                     ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                            $      8,692      $      6,800
         Accrued expenses                                                   2,554             2,270
         Current portion of long-term obligations                           1,701             1,200
                                                                     ------------      ------------
Total current liabilities                                                  12,947            10,270
Long-term obligations, net of current portion                              27,219            27,083
                                                                     ------------      ------------
Total liabilities                                                          40,166            37,353
                                                                     ------------      ------------
Commitments and contingencies
Shareholders' equity:
         Common stock                                                          15                15
         Paid-in capital                                                   21,577            21,577
         Accumulated deficit                                              (12,196)          (12,640)
         Accumulated other comprehensive loss                                 (76)              (34)
                                                                     ------------      ------------
Total shareholders' equity                                                  9,320             8,918
                                                                     ------------      ------------
         Total liabilities and shareholders' equity                  $     49,486      $     46,271
                                                                     ============      ============

     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                                   Three Months
                                                                Ended December 31,
                                                          -----------------------------
                                                              1999             1998
                                                          ------------     ------------

Net sales                                                 $     21,454     $     25,986
                                                          ------------     ------------
Costs and operating expenses:
     Cost of goods sold                                         15,537           18,903
     Selling expenses                                              930            1,384
     General and administrative expenses                         3,923            3,986
     Depreciation and amortization                                 360              374
                                                          ------------     ------------
Total expenses                                                  20,750           24,647
                                                          ------------     ------------
Operating income                                                   704            1,339
Interest expense, net                                             (960)            (966)
Other, net                                                         448               25
                                                          ------------     ------------
Income before income taxes                                         192              398
Provision for income taxes                                         133              168
                                                          ------------     ------------
Net income                                                $         59     $        230
                                                          ------------     ------------
Other comprehensive income, net of tax:
     Foreign currency translation adjustments                      (14)               2
                                                          ------------     ------------
     Other comprehensive income, net of tax                         45              232
                                                          ============     ============
Basic and diluted income per share                        $       0.04     $       0.15
                                                          ============     ============
Basic weighted average common shares outstanding                 1,544            1,573
                                                          ============     ============
Diluted weighted average common shares outstanding               1,555            1,573
                                                          ============     ============


     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                                    Six Months
                                                                Ended December 31,
                                                          -----------------------------
                                                              1999             1998
                                                          ------------     ------------

Net sales                                                 $     48,277     $     53,112
                                                          ------------     ------------
Costs and operating expenses:
     Cost of goods sold                                         35,426           39,263
     Selling expenses                                            1,904            2,546
     General and administrative expenses                         8,142            8,420
     Depreciation and amortization                                 725              786
                                                          ------------     ------------
Total expenses                                                  46,197           51,015
                                                          ------------     ------------
Operating income                                                 2,080            2,097
Interest expense, net                                           (1,773)          (1,914)
Other, net                                                         464               54
                                                          ------------     ------------
Income before income taxes                                         771              237
Provision for income taxes                                         327              247
                                                          ------------     ------------
Net income (loss)                                         $        444     $        (10)
                                                          ------------     ------------
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                      (42)              (1)
                                                          ------------     ------------
     Other comprehensive income (loss), net of tax                 402              (11)
                                                          ============     ============
Basic and diluted income (loss) per share                 $       0.29     $      (0.01)
                                                          ============     ============
Basic weighted average common shares outstanding                 1,544            1,573
                                                          ============     ============
Diluted weighted average common shares outstanding               1,557            1,573
                                                          ============     ============

     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                       SIX MONTHS
                                                                                    ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                  1999             1998
                                                                              ------------     ------------

Operating activities:
     Net income (loss)                                                        $        444     $        (10)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                                 725              786
         Changes in operating assets and liabilities:
         Accounts receivable                                                         3,132            2,649
         Inventories                                                                (7,377)             391
         Other assets, net                                                             (65)             523
         Accounts payable and accrued expenses                                       2,176           (1,481)
                                                                              ------------     ------------
     Net cash provided by (used in) operating activities                              (965)           2,858
                                                                              ------------     ------------
Investing activities:
     Additions to property and equipment                                              (199)            (668)
     Other                                                                              11               --
                                                                              ------------     ------------
    Net cash used in investing activities                                             (188)            (668)
                                                                              ------------     ------------
Financing activities:
     Net proceeds from (payments on) credit facility                                 1,644           (1,000)
     Proceeds from long-term obligations                                               367              500
     Payments on long-term obligations                                              (1,374)          (1,828)
     Other                                                                             (42)              11
                                                                              ------------     ------------
     Net cash provided by (used in) financing activities                               595           (2,317)
                                                                              ------------     ------------
Decrease in cash                                                                      (558)            (127)
Cash and cash equivalents at beginning of period                                       558              127
                                                                              ------------     ------------
Cash and cash equivalents at end of period                                    $         --     $         --
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

2.  INVENTORY

         Inventories are valued at the lower of average cost or market. The Company establishes valuation reserves for slow moving, discontinued or obsolete products. The amounts of the valuation reserves are determined by estimating the amount of markdown required to value those products at fair market value. The composition of inventories is as follows (in thousands):


                                                December 31,       June 30,
                                                    1999             1999
                                                ------------     ------------
Raw materials                                   $     10,831     $      6,663
Finished goods                                        16,041           13,026
Less:  Inventory reserves                               (648)            (842)
                                                ------------     ------------
                                                $     26,224     $     18,847
                                                ============     ============

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

         For the quarter ended December 31, 1999, common share equivalents related to shares issuable upon the exercise of stock options were 10,902 shares. Options to purchase 149,725 shares of Common Stock and a warrant to purchase 25,000 shares of Common Stock were excluded from the diluted earnings per share calculation because their exercise prices were greater than the average market price of the Common Stock. For the quarter ended December 31, 1998 all outstanding options and warrants were excluded from the earnings per share calculation because their exercise prices were greater than the average market price of the Common Stock. For the six-month period ended December 31, 1999, common share equivalents related to shares issuable upon exercise of stock options were 12,755 shares. Outstanding options and warrants were excluded from the diluted loss per share calculations for the six-month period ended December 31, 1998 because their inclusion would be antidilutive due to the net losses incurred for the period.

4.  CREDIT FACILITY

         On October 28, 1999, the Company and its lender amended the Company's credit facility to provide a $1.5 million seasonal bridge advance. The initial term of the bridge advance was 90 days, but the term was subsequently extended through June 15, 2000, with monthly reductions of $300,000 beginning February 15, 2000. The advance bears interest at 12.5% per annum. The purpose of the advance was to fund seasonal inventory increases. The advance was guaranteed by RHP Management LLC (an entity controlled by Robert H. Patterson, Jr., the Company's Chairman and Chief Executive Officer). RHP Management LLC also provided a letter of credit to the lender in the amount of $375,000 as additional security.

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

RESULTS OF OPERATIONS

         The following table sets forth certain items in the condensed consolidated statements of operations of Celebrity expressed as percentages of net sales for the periods indicated:



                                                         Three Months                 Six Months
                                                            Ended                       Ended
                                                         December 31,                December 31,
                                                    ----------------------      ----------------------
                                                      1999          1998          1999          1998
                                                    --------      --------      --------      --------
Net sales                                                100%          100%          100%          100%
                                                    --------      --------      --------      --------
Costs and operating expenses:
         Cost of goods sold                               73%           73%           73%           74%
         Selling expenses                                  4%            5%            4%            5%
         General and administrative expenses              18%           15%           17%           16%
         Depreciation and amortization                     2%            2%            2%            1%
                                                    --------      --------      --------      --------
Total expenses                                            97%           95%           96%           96%
                                                    --------      --------      --------      --------
Operating income                                           3%            5%            4%            4%
Interest expense, net                                     (4)%          (3)%          (3)%          (4)%
Other, net                                                 2%           --             1%           --
                                                    --------      --------      --------      --------
Income (loss) before income taxes                          1%            2%            2%           --
Provision for income taxes                                 1%            1%            1%           --
                                                    --------      --------      --------      --------
Net income (loss)                                         --             1%            1%           --
                                                    ========      ========      ========      ========


THREE MONTHS ENDED DECEMBER 31, 1999, COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998

         Net sales decreased 17.4% from $26.0 million in the second quarter of fiscal 1999 to $21.5 million in the second quarter of fiscal 2000. The primary factor resulting in the sales decrease in the quarter was reduced shipments from the Company's Hong Kong subsidiary. Shipments last year were affected by a shortage of shipping containers, which delayed revenues from the first quarter to the second quarter in the prior year. This year the Company was able to maintain a more orderly flow of shipments because of the increased availability of shipping containers.

         Cost of goods sold decreased 17.8% from $18.9 million in the second quarter of fiscal 1999 to $15.5 million in the second quarter of fiscal 2000. The decrease was attributable to the lower sales volume. Cost of goods sold as a percentage of net sales was 72.4% in the second quarter of fiscal 2000, compared with 72.7% in the prior year period.

         Selling expenses decreased from $1.4 million in the second quarter of fiscal 1999 to $0.9 million in the second quarter of fiscal 2000. The decrease was attributable to restructuring of the sales and marketing departments and expense reductions implemented in the third and fourth quarters of fiscal 1999. Selling expenses as a percentage of net sales were 4.3% in the second quarter of fiscal 2000, compared with 5.3% in the prior year period.

         General and administrative expenses decreased from $4.0 million in the second quarter of fiscal 1999 to $3.9 million in the second quarter of fiscal 2000. General and administrative expenses as a percentage of net sales were 18.3% in the second quarter of fiscal 2000, compared with 15.3% in the prior year period.

         Depreciation and amortization expense of $360,000 in the second quarter of fiscal 2000 decreased from $374,000 in the second quarter of fiscal 1999. The decrease was primarily attributable to assets becoming fully depreciated during the interim periods.

         Interest expense of $960,000 in the second quarter of fiscal 2000 was comparable to interest expense of $966,00 in the second quarter of fiscal 1999. Interest expense as a percentage net sales was 4.5% in the second quarter of fiscal 2000, compared with 3.7% in the prior year period.

         Other income of $448,000 in the second quarter of fiscal 2000 increased from $25,000 in the second quarter of fiscal 1999. Other income in the second quarter of fiscal 2000 included $331,000 from the settlement of an insurance claim. Other income as a percentage of net sales was 2.1% in the second quarter of the fiscal 2000, compared with 0.1% in the prior year period.

         Provision for income taxes of $133,000 in the second quarter of fiscal 2000 decreased from $168,000 in the second quarter of fiscal 1999. The tax provisions recognized in both periods were principally related to foreign operations and the decrease in the provision was related to decreased income from foreign operations.

SIX MONTHS ENDED DECEMBER 31, 1999, COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1998

         Net sales decreased 9.1% from $53.1 million in fiscal 1999 to $48.3 million in fiscal 2000. The sales decrease was attributable to (i) lower sales of The Cluett Corporation, a wholly-owned subsidiary of the Company ("Cluett"), which had a sales decline to customers in the discount/mass-market retail segment, (ii) lower sales in the Company's domestic floral division, due in part to customer bankruptcies, and (iii) lower sales of decorative metal products resulting from the Company's June 1998 decision to exit the India Exotics decorative metal products business.

         Cost of goods sold decreased from $39.3 million in fiscal 1999 to $35.4 million in fiscal 2000. The decrease was primarily attributable to the lower sales volume in fiscal 2000. Cost of goods sold as a percentage of net sales decreased from 73.9% in fiscal 1999 to 73.4% in fiscal 2000. The lower cost of goods sold percentage in fiscal 2000 was attributable to a mix of higher margin products, primarily resulting from the Company's decision to exit the India Exotics business.

         Selling expenses decreased from $2.5 million in fiscal 1999 to $1.9 million in fiscal 2000. The decrease was attributable to restructuring of the sales and marketing departments and expense reductions implemented in the third and fourth quarters of fiscal 1999. Selling expenses as a percentage of net sales were 4.8% in fiscal 1999, compared with 3.9% in fiscal 2000.

         General and administrative expenses decreased from $8.4 million in fiscal 1999 to $8.1 million in fiscal 2000. General and administrative expenses as a percentage of net sales were 16.9% in fiscal 2000, compared with 15.9% in the prior year.

         Depreciation and amortization expense of $725,000 in fiscal 2000 decreased from $786,000 in the prior year. The decrease was primarily attributable to assets becoming fully depreciated during the interim periods.

         Interest expense of $1.8 million in fiscal 2000 decreased from $1.9 million in the prior year. Interest expense as a percentage net sales was 3.7% in the second quarter of fiscal 2000, compared with 3.6% in the prior year.

         Other income of $464,000 in fiscal 2000 increased from $54,000 in the prior year. Other income in fiscal 2000 included $331,000 from the settlement of an insurance claim. Other income as a percentage of net sales was 1.0% in fiscal 2000, compared with 0.1% in the prior year.

         Provision for income taxes of $327,000 in fiscal 2000 increased from $247,000 in the prior year. The tax provisions recognized in both periods were principally related to foreign operations and the increase in the provision was related to increased income from foreign operations.

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

         The Company maintains a revolving credit facility for its Celebrity, Cluett, Color Concepts, Star Wholesale and Value Florist operations. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories. As a result of such limits, the maximum amount the Company was eligible to borrow at December 31, 1999, was $22.0 million, and the amount outstanding under the revolving credit facility was $21.4 million. In addition to the revolving credit facility, the lender made a term loan to the Company in the original principal amount of $3.5 million. The term loan was payable in monthly installments of principal of $200,000 that began May 1, 1998. Interest on the outstanding balance under the revolving credit facility was at a reference bank's prime rate of interest plus .25% per annum, and interest on the outstanding balance of the term loan was at a rate of 12.5% per annum. In July 1999, the Company entered into an amended and restated agreement with the lender whereby the following changes, among others, were made: (i) the term of the revolving credit facility was extended from January 2001 to July 2002, (ii) the interest rate charged by the lender was reduced to prime plus applicable percentages, ranging from 0% to 0.5%, based on specified EBITDA requirements, (iii) the financial ratio covenants were reset and (iv) monthly fees were reduced from $15,000 to $2,000. In addition, the remaining outstanding balance on the term loan was paid in full. Amounts borrowed under the revolving credit facility are secured by accounts receivable, inventory, equipment, and general intangibles (including intellectual property) of Celebrity and its subsidiary borrowers. Substantially all stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility contains covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was in compliance with all covenants of the revolving credit facility at December 31, 1999.

         On October 28, 1999, the Company and its lender amended the Company's credit facility to provide a $1.5 million seasonal bridge advance. The initial term of the bridge advance was 90 days, but the term was subsequently extended through June 15, 2000, with monthly reductions of $300,000 beginning February 15, 2000. The advance bears interest at 12.5% per annum. The purpose of the advance was to fund seasonal inventory increases. The advance was guaranteed by RHP Management LLC ("RHP"), an entity controlled by Robert H. Patterson, Jr., the Company's Chairman and Chief Executive Officer ("RP"). RHP also provided a letter of credit to the lender in the amount of $375,000 as additional security. The January 2000 amendment to the credit facility also contains provisions permitting the Company to borrow and repay, from time to time, up to $1.0 million from RHP.

         Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers after the manufacturers deliver products in Hong Kong for export. Celebrity Hong Kong finances cash payments to its vendors through export credit facilities established with three Hong Kong banks, each of which is guaranteed by the Company. Generally, under the terms of these facilities each bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong to its customers. Each bank is reimbursed when payment is received for shipments it has financed. At December 31, 1999, an aggregate of $1.8 million of export bills was financed by the three banks. All of these export bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation. Covenants under the Company's revolving credit facility restrict the aggregate amount of export bills that may be financed under the export credit facilities to $7.0 million. Celebrity Hong Kong has borrowed working capital from RP for short-term working capital needs from time to time. At December 31, 1999 no such borrowings were outstanding. At February 11, 2000, however, $500,000 of such borrowings were outstanding, accruing interest at 10% per annum.

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

         In September 1997, the Company borrowed $500,000 from RHP. The principal amount outstanding accrued interest at a fluctuating rate per annum equal to RHP's cost of borrowing, which was the prime rate of a reference bank plus 1.5% per annum. The proceeds from this loan were used to pay certain intercompany accounts payable to Celebrity Hong Kong. In July 1998, the Company borrowed an additional $500,000 from RHP for seasonal working capital needs, which accrued interest at 10% per annum. In April 1999, a portion of the proceeds from the sale-leaseback transaction was utilized to pay the principal and accrued interest due RHP for these loans.

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

YEAR 2000 PROJECT

         In 1997 the Company began the process of identifying, evaluating and implementing changes to its critical computer programs and equipment to address the year 2000 issue. The project plan included discovery, assessment, remediation, system testing, contingency planning and internal certification.

         The Company successfully completed its year 2000 rollover without any mission-critical information technology or non-information technology system disruptions. The Company is not aware of any year 2000-related problems with third-party vendors of mission-critical information technology systems. However, it will continue to maintain contingency plans with respect to its third-party vendor relationships.

         Although the year 2000 event has occurred, there can be no assurance that there will be no problems related to the year 2000 for a period of time after January 1, 2000. If year 2000 issues are not adequately addressed, the Company could face, among other things, business disruptions, operational problems, financial losses, legal liability and similar risks, and the Company's business, results of operations and financial position could be materially adversely affected.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of shareholders on November 9, 1999. The following are the results of the matters voted upon at the meeting:

         (a) With respect to the election of directors whose terms will expire in 2000, shares were voted as follows:


                   Robert H.        Richard       B.D.         C.A.     Valerie Anne
                 Patterson, Jr.       Yuen       Hunter       Langner       Mars
For                   1,381,066    1,381,554    1,382,954    1,382,954    1,382,854
Withheld                 24,248       23,760       22,360       22,360       23,460
                      ---------    ---------    ---------    ---------    ---------
     Total            1,405,314    1,405,314    1,405,314    1,405,314    1,405,314
                      =========    =========    =========    =========    =========


         (b) With respect to the ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the 2000 fiscal year, shares were voted as follows:

               For ...........................................   1,394,466

               Against .......................................       8,073

               Abstentions ...................................       2,775

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         10.1 Amendment Number Two to Amended and Restated Loan and Security Agreement dated January 31, 2000, by and among Foothill Capital Corporation and Registrant and certain of its subsidiaries.

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


                            CELEBRITY, INC.



Dated: February 11, 2000    By: /s/ Robert H. Patterson, Jr.
                                ------------------------------------------------
                                Robert H. Patterson, Jr., Chairman of the Board,
                                 President and Chief Executive Officer
                                 (Authorized Officer)



Dated: February 11, 2000    By: /s/ Lynn Skillen
                                ------------------------------------------------
                                Lynn Skillen, Vice President - Finance
                                 (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

    10.1          Amendment Number Two to Amended and Restated Loan and Security
                  Agreement dated January 31, 2000, by and among Foothill
                  Capital Corporation and Registrant and certain of its subsidiaries.

    27            Financial Data Schedule (1).


-------------------

(1)      Included with EDGAR version only.