Form 10-Q
period 2000-03-31
CELEBRITY INC
filed 2000-05-11
CIK 891422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

The registrant had 1,544,166 shares of Common Stock, par value $.01 per share, outstanding as of May 5, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                             Page
                                                                          ----

         Condensed Consolidated Balance Sheets at
                        March 31, 2000 and June 30, 1999
                        (Unaudited).......................................   2

         Condensed Consolidated Statements of Operations
                        for the three months ended
                        March 31, 2000 and 1999 (Unaudited)...............   3

         Condensed Consolidated Statements of Operations
                        for the nine months ended
                        March 31, 2000 and 1999 (Unaudited)...............   4

         Condensed Consolidated Statements of Cash
                        Flows for the nine months ended
                        March 31, 2000 and 1999 (Unaudited)...............   5

         Notes to Condensed Consolidated Financial
                        Statements (Unaudited)............................   6

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS........................................   7


                           PART II - OTHER INFORMATION

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K..................  12

                        SIGNATURES........................................  13

                         PART I - FINANCIAL INFORMATION

                                 CELEBRITY, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS
                                                                MARCH 31,      JUNE 30,
                                                                  2000           1999
                                                                --------       --------
Current assets:
     Cash and cash equivalents                                  $     --       $    558
     Accounts receivable, net of allowance of
        1,078 and 1,693, respectively                             12,585         13,157
     Inventories, net                                             20,958         18,847
     Other current assets                                          2,930          2,752
                                                                --------       --------
Total current assets                                              36,473         35,314
Property, plant and equipment, net                                 8,900          9,479
Other assets                                                       1,244          1,478
                                                                --------       --------
     Total assets                                               $ 46,617       $ 46,271
                                                                ========       ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $  6,153       $  6,800
     Accrued expenses                                              2,229          2,270
     Current portion of long-term obligations                      1,614          1,200
                                                                --------       --------
Total current liabilities                                          9,996         10,270
Long-term obligations, net of current portion                     27,925         27,083
                                                                --------       --------
Total liabilities                                                 37,921         37,353
                                                                --------       --------

Commitments and contingencies
Shareholders' equity:
     Common stock                                                     15             15
     Paid-in capital                                              21,577         21,577
     Accumulated deficit                                         (12,783)       (12,640)
     Accumulated other comprehensive loss                           (113)           (34)
                                                                --------       --------
Total shareholders' equity                                         8,696          8,918
                                                                --------       --------
     Total liabilities and shareholders' equity                 $ 46,617       $ 46,271
                                                                ========       ========


     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     Three Months
                                                                    Ended March 31,
                                                                 ---------------------
                                                                   2000          1999
                                                                 --------       ------
Net sales                                                         $23,532       $25,760
                                                                  -------       -------
Costs and operating expenses:
     Cost of goods sold                                            17,147        18,703
     Selling expenses                                               1,023         1,138
     General and administrative expenses                            4,558         4,583
     Depreciation and amortization                                    357           422
                                                                  -------       -------
Total expenses                                                     23,085        24,846
                                                                  -------       -------
Operating income                                                      447           914
Interest expense, net                                                (884)         (900)
Other, net                                                           (123)          (39)
                                                                  -------       -------
Loss before income taxes                                             (560)          (25)
Provision for income taxes                                             27            54
                                                                  -------       -------
Net loss                                                          $  (587)      $   (79)
                                                                  -------       -------
Other comprehensive loss, net of tax:
     Foreign currency translation adjustments                         (37)           (4)
                                                                  -------       -------
     Other comprehensive loss, net of tax                            (624)          (83)
                                                                  =======       =======
Basic and diluted loss per share                                  $ (0.38)      $ (0.05)
                                                                  =======       =======
Basic and diluted weighted average common shares outstanding        1,544         1,544
                                                                  =======       =======


     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     Nine Months
                                                                    Ended March 31,
                                                                 ---------------------
                                                                   2000          1999
                                                                 --------       ------
Net sales                                                         $ 71,809     $ 78,872
                                                                  --------     --------
Costs and operating expenses:
     Cost of goods sold                                             52,573       57,966
     Selling expenses                                                2,927        3,684
     General and administrative expenses                            12,700       13,003
     Depreciation and amortization                                   1,082        1,208
                                                                  --------     --------
Total expenses                                                      69,282       75,861
                                                                  --------     --------
Operating income                                                     2,527        3,011
Interest expense, net                                               (2,657)      (2,814)
Other, net                                                             341           15
                                                                  --------     --------
Income before income taxes                                             211          212
Provision for income taxes                                             354          301
                                                                  --------     --------
Net loss                                                          $   (143)    $    (89)
                                                                  --------     --------
Other comprehensive loss, net of tax:
     Foreign currency translation adjustments                          (79)          (5)
                                                                  --------     --------
     Other comprehensive loss, net of tax                             (222)         (94)
                                                                  ========     ========
Basic and diluted loss per share                                  $  (0.09)    $  (0.06)
                                                                  ========     ========
Basic and diluted weighted average common shares outstanding         1,544        1,564
                                                                  ========     ========


     See accompanying notes to Condensed Consolidated Financial Statements.

                                 CELEBRITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                ---------------------
                                                                                  2000          1999
                                                                                -------       -------
Operating activities:
    Net loss                                                                    $  (143)      $   (89)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
       (Gain) Loss on disposition of assets                                         (33)           46
       Depreciation and amortization                                              1,082         1,208
       Changes in operating assets and liabilities:
       Accounts receivable                                                          572        (1,179)
       Inventories                                                               (2,111)        3,437
       Other assets, net                                                            (70)          180
       Accounts payable and accrued expenses                                       (688)         (955)
                                                                                -------       -------
    Net cash provided by (used in) operating activities                          (1,391)        2,648
                                                                                -------       -------
Investing activities:
    Additions to property and equipment                                            (399)         (755)
    Proceeds from sale of equipment                                                  55            66
                                                                                -------       -------
    Net cash used in investing activities                                          (344)         (689)
                                                                                -------       -------
Financing activities:
    Net proceeds from credit facility                                             1,884           143
    Proceeds from long-term obligations                                             897           500
    Payments on long-term obligations                                            (1,531)       (2,736)
    Other                                                                             6            12
                                                                                -------       -------
    Net cash provided by (used in) financing activities                           1,256        (2,081)
                                                                                -------       -------
Effect of exchange rate changes on cash                                             (79)           (5)
                                                                                -------       -------
Decrease in cash                                                                   (558)         (127)
Cash and cash equivalents at beginning of period                                    558           127
                                                                                -------       -------
Cash and cash equivalents at end of period                                      $    --       $    --
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

2.  INVENTORY

         Inventories are valued at the lower of average cost or market. The Company establishes valuation reserves for slow moving, discontinued or obsolete products. The amounts of the valuation reserves are determined by estimating the amount of markdown required to value those products at fair market value. The composition of inventories is as follows (in thousands):

                                MARCH 31,     JUNE 30,
                                 2000           1999
                               ---------      --------
Raw materials                  $ 10,204       $  6,663
Finished goods                   11,318         13,026
Less:  Inventory reserves          (564)          (842)
                               --------       --------
                               $ 20,958       $ 18,847
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

         Outstanding options and warrants were excluded from the diluted loss per share calculations for the quarter and nine-month periods ended March 31, 2000 and March 31, 1999 because their inclusion would be antidilutive due to the net losses incurred for the periods.

4.  CREDIT FACILITY

         On October 28, 1999, the Company and its lender amended the Company's credit facility to provide a $1.5 million seasonal bridge advance. The initial term of the bridge advance was 90 days, but the term was subsequently extended through June 15, 2000, with monthly reductions of $300,000 beginning February 15, 2000. The advance bears interest at 12.5% per annum. The purpose of the advance was to fund seasonal inventory increases. The advance was guaranteed by RHP Management LLC (an entity controlled by Robert H. Patterson, Jr., the Company's Chairman of the Board, President and Chief Executive Officer). RHP Management LLC also provided a letter of credit to the lender in the amount of $375,000 as additional security.

5.  SUBSEQUENT EVENT

         On May 1, 2000, substantially all the assets of Star Wholesale were sold to Michaels Stores, Inc. for approximately $2.2 million (after post-closing adjustment) and the assumption of specified liabilities. The assets sold consisted primarily of inventory and other assets used in connection with the operation of a wholesale florist supply business in Dallas, Texas. Star Wholesale's fiscal 1999 revenues were approximately $5.1 million.

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

RESULTS OF OPERATIONS

         The following table sets forth certain items in the condensed consolidated statements of operations of Celebrity expressed as percentages of net sales for the periods indicated:

                                           Three Months            Nine Months
                                              Ended                    Ended
                                            March 31,                March 31,
                                         -----------------      ------------------
                                          2000       1999        2000        1999
                                          ----       ----        ----        ----
Net sales                                 100%        100%        100%        100%
                                         ----        ----        ----        ----
Costs and operating expenses:
  Cost of goods sold                       73%         73%         73%         73%
  Selling expenses                          4%          4%          4%          5%
  General and administrative expenses      19%         18%         18%         16%
  Depreciation and amortization             2%          1%          1%          2%
                                         ----        ----        ----        ----
Total expenses                             98%         96%         96%         96%
                                         ----        ----        ----        ----
Operating income                            2%          4%          4%          4%
Interest expense, net                      (4)%        (4)%        (4)%        (4)%
Other, net                                 --          --          --          --
                                         ----        ----        ----        ----
Income (loss) before income taxes          (2)%        --          --          --
Provision for income taxes                 --          --          --          --
                                         ----        ----        ----        ----
Net loss                                   (2)%        --          --          --
                                         ====        ====        ====        ====

THREE MONTHS ENDED MARCH 31, 2000, COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

         Net sales decreased 8.6% from $25.8 million in the third quarter of fiscal 1999 to $23.5 million in the third quarter of fiscal 2000. The primary factor resulting in the sales decrease in the quarter was lower sales of decorative metal products resulting from the Company's June 1998 decision to exit the India Exotics decorative metal products business, and a lower level of shipments from the Company's Hong Kong subsidiary.

         Cost of goods sold decreased 8.3% from $18.7 million in the third quarter of fiscal 1999 to $17.1 million in the third quarter of fiscal 2000. The decrease was attributable to the lower sales volume. Cost of goods sold as a percentage of net sales was 72.9% in the third quarter of fiscal 2000, compared with 72.6% in the prior year.

         Selling expenses decreased from $1.1 million in the third quarter of fiscal 1999 to $1.0 million in the third quarter of fiscal 2000. The decrease was attributable to expense reductions. Selling expenses as a percentage of net sales were 4.3% in the third quarter of fiscal 2000, compared with 4.4% in the prior year.

         General and administrative expenses were $4.6 million for both the third quarter of fiscal 2000 and the third quarter of fiscal 1999. General and administrative expenses as a percentage of net sales were 19.4% in the third quarter of fiscal 2000, compared with 17.8% in the prior year.

         Depreciation and amortization expenses of $357,000 in the third quarter of fiscal 2000 decreased from $422,000 in the third quarter of fiscal 1999. The decrease was primarily attributable to assets becoming fully depreciated during the intervening periods.

         Interest expenses of $884,000 in the third quarter of fiscal 2000 decreased from $900,000 in the third quarter of fiscal 1999. Interest expenses as a percentage net sales were 3.8% in the third quarter of fiscal 2000, compared with 3.5% in the prior year.

         Other expenses of $123,000 in the third quarter of fiscal 2000 increased from $39,000 in the third quarter of fiscal 1999. Other expenses in the third quarter of fiscal 2000 included a $200,000 expense related to the settlement of a lawsuit. Other expenses as a percentage of net sales were 0.5% in the third quarter of fiscal 2000, compared with 0.2% in the prior year.

         Provision for income taxes of $27,000 in the third quarter of fiscal 2000 decreased from $54,000 in the third quarter of fiscal 1999. The tax provision recognized in both periods was principally related to foreign operations and the decrease in the provision was related to decreased income from foreign operations.

NINE MONTHS ENDED MARCH 31, 2000, COMPARED WITH NINE MONTHS ENDED
MARCH 31, 1999

         Net sales decreased 9.0% from $78.9 million in fiscal 1999 to $71.8 million in fiscal 2000. The sales decrease was attributable to (i) lower sales of decorative metal products resulting from the Company's June 1998 decision to exit the India Exotics decorative metal products business, (ii) lower shipments from the Company's Hong Kong subsidiary, and (iii) lower sales in the Company's domestic floral businesses, due in part to customer bankruptcies.

         Cost of goods sold decreased from $58.0 million in fiscal 1999 to $52.6 million in fiscal 2000. The decrease was primarily attributable to the lower sales volume in fiscal 2000. Cost of goods sold as a percentage of net sales decreased from 73.5% in fiscal 1999 to 73.2% in fiscal 2000. The lower cost of goods sold percentage in fiscal 2000 was attributable to a mix of higher margin products sold.

         Selling expenses decreased from $3.7 million in fiscal 1999 to $2.9 million in fiscal 2000. The decrease was attributable to restructuring of the sales and marketing departments and expense reductions implemented in the third and fourth quarters of fiscal 1999. Selling expenses as a percentage of net sales were 4.7% in fiscal 1999, compared with 4.1% in fiscal 2000.

         General and administrative expenses decreased from $13.0 million in fiscal 1999 to $12.7 million in fiscal 2000. General and administrative expenses as a percentage of net sales were 17.7% in fiscal 2000, compared with 16.5% in the prior year.

         Depreciation and amortization expenses of $1.1 million in fiscal 2000 decreased from $1.2 million in the prior year. The decrease was primarily attributable to assets becoming fully depreciated during the intervening periods.

         Interest expenses of $2.7 million in fiscal 2000 decreased from $2.8 million in the prior year. Interest expenses as a percentage net sales were 3.7% in fiscal 2000, compared with 3.6% in the prior year.

         Other income of $341,000 in fiscal 2000 increased from $15,000 in the prior year. Other income in fiscal 2000 included $331,000 from the settlement of an insurance claim, and a $200,000 expense related to the settlement of a lawsuit. Other income as a percentage of net sales was 0.5% in fiscal 2000, compared with 0.0% in the prior year.

         Provision for income taxes of $354,000 in fiscal 2000 increased from $301,000 in the prior year. The tax provision recognized in both periods was principally related to foreign operations and the increase in the provision was related to increased income from foreign operations.

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

         The Company maintains a revolving credit facility for its Celebrity, Cluett, Color Concepts, Star Wholesale and Importers Outlet operations. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories. As a result of such limits, the maximum amount the Company was eligible to borrow at March 31, 2000, was $22.1 million, and the amount outstanding under the revolving credit facility was $21.6 million. In addition to the revolving credit facility, the lender made a term loan to the Company in the original principal amount of $3.5 million. The term loan was payable in monthly installments of principal of $200,000 that began May 1, 1998. Interest on the outstanding balance under the revolving credit facility was at a reference bank's prime rate of interest plus
 .25% per annum, and interest on the outstanding balance of the term loan was at a rate of 12.5% per annum. In July 1999, the Company entered into an amended and restated agreement with the lender whereby the following changes, among others, were made: (i) the term of the revolving credit facility was extended from January 2001 to July 2002, (ii) the interest rate charged by the lender was reduced to prime plus applicable percentages, ranging from 0% to 0.5%, based on specified EBITDA requirements, (iii) the financial ratio covenants were reset and (iv) monthly fees were reduced from $15,000 to $2,000. In addition, the remaining outstanding balance on the term loan was paid in full. Amounts borrowed under the revolving credit facility are secured by accounts receivable, inventory, equipment, and general intangibles (including intellectual property) of Celebrity and its subsidiary borrowers. Substantially all stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility contains covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was in compliance with all covenants of the revolving credit facility at March 31, 2000.

         On October 28, 1999, the Company and its lender amended the Company's credit facility to provide a $1.5 million seasonal bridge advance. The initial term of the bridge advance was 90 days, but the term was subsequently extended through June 15, 2000, with monthly reductions of $300,000 beginning February 15, 2000. The advance bears interest at 12.5% per annum. The purpose of the advance was to fund seasonal inventory increases. The advance was guaranteed by RHP Management LLC ("RHP"), an entity controlled by Robert H. Patterson, Jr., the Company's Chairman of the Board, President and Chief Executive Officer ("RP"). RHP also provided a letter of credit to the lenders in the amount of $375,000 as additional security. The January 2000 amendment to the credit facility also contained provisions permitting the Company to borrow and repay, from time to time, up to $1.0 million from RHP.

         Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers after the manufacturers deliver products in Hong Kong for export. Celebrity Hong Kong finances cash payments to its vendors through export credit facilities established with three Hong Kong banks, each of which is guaranteed by the Company. Generally, under the terms of these facilities each bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong to its customers. Each bank is reimbursed when payment is received for shipments it has financed. At March 31, 2000, an aggregate of $1.8 million of export bills was financed by the three banks. All of these export bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation. Covenants under the Company's revolving credit facility restrict the aggregate amount of export bills that may be financed under the export credit facilities to $7.0 million. Celebrity Hong Kong has borrowed working capital from RP for short-term working capital needs from time to time. At March 31, 2000, $500,000 of such borrowings were outstanding, bearing an interest rate of 10% per annum.

         In June 1997, the Company entered into a revolving credit facility with an additional lender, which was scheduled to mature in June 2004. Amounts borrowed under the facility were secured by certain real estate owned by the Company, with interest accruing at the rate of LIBOR plus 2.65% per annum. In April 1999 the Company executed the necessary documents to sell the real estate that secured the revolving credit facility to Crest Properties, Ltd., a Texas limited partnership ("Crest") (an entity controlled by RP), for $7,500,000. As part of the same transaction, the properties were leased back to the Company. The same lender provided similar financing for Crest, requiring the guarantee of the Company and RP. Due to the continuing involvement of the Company in the financing and the related party control of Crest, the sale-leaseback was accounted for as a financing lease, by recording the sales proceeds as a liability and recording future rental payments, exclusive of an interest portion, as a reduction of the liability in accordance with Statement of Financial Accounting Standard No. 98, Accounting for Leases.

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


                                  CELEBRITY, INC.



Dated:  May 11, 2000     By: /s/ Robert H. Patterson, Jr.
                             -------------------------------------------------
                                      Robert H. Patterson, Jr., Chairman of the
                                        Board, President and Chief Executive
                                        Officer (Authorized Officer)



Dated: May 11, 2000      By: /s/ Lynn Skillen
                             -------------------------------------------------
                                      Lynn Skillen, Vice President - Finance
                                        (Principal Financial and Accounting
                                         Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27            Financial Data Schedule