Form 10-K405
period 2000-06-30
CELEBRITY INC
filed 2000-09-27
CIK 891422

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-20802

                                   ----------

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 12, 2000 was approximately $822,633 based on the closing price of the registrant's common stock on such date as reported by the Nasdaq SmallCap Market. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant's common stock are affiliates of the registrant. The registrant had 1,544,166 shares of common stock outstanding at September 12, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive proxy statement for the annual meeting of the Company's shareholders to be held December 1, 2000, are incorporated by reference into Part III of this Report.

================================================================================

                                 CELEBRITY, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                                        PART I
                                                                                                                PAGE
                                                                                                                ----
ITEM 1.         BUSINESS...................................................................................       1
ITEM 2.         PROPERTIES.................................................................................       7
ITEM 3.         LEGAL PROCEEDINGS..........................................................................       7
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................       7

                                                       PART II
ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS......................       8
ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA.......................................................       8
ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......       9
ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..................................      14
ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................      14
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......      14

                                                       PART III
ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................      15
ITEM 11.        EXECUTIVE COMPENSATION.....................................................................      15
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................      15
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................      15

                                                       PART IV
ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................      16
                SIGNATURES.................................................................................      19
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................................     F-1

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Celebrity, Inc. (the "Company" or "Celebrity") is one of the largest suppliers of high quality artificial flowers, ficus trees and plants, and other decorative accessories. The Company distributes its products to mass market retailers, craft store chains, wholesale florists and other retailers under several names, primarily Celebrity, Celebrity Exports International, Cluett, Color Concepts and Importer's Outlet. The Company offers a broad line of over 14,000 competitively priced products through the offices of its wholly-owned subsidiary Celebrity Exports International Limited ("Celebrity Hong Kong") and its domestic distribution centers, coordinating the just-in-time delivery requirements of many of its customers. Celebrity works closely with individual customers to devise marketing strategies, planograms and merchandising concepts and advises them on advertising, product promotion and store displays. The Company contributes to the design of its products and Celebrity Hong Kong's staff contracts and oversees their manufacture, exercises quality control and arranges the consolidation and shipment of merchandise. Celebrity is a Texas corporation organized in 1968.

MARKET OVERVIEW

         In enhancing the warmth and style of their homes, many consumers purchase artificial flowers as interior accent pieces and accessories. Commercial consumers such as hotels, stores and malls also purchase artificial floral products for interior decoration. The use of improved fabrics and advances in manufacturing techniques have made the products more natural looking and more aesthetically appealing than ever before. Consumers are also attracted to the products' other characteristics. Artificial floral products are relatively inexpensive home furnishing items, can last for years, require no maintenance and can be fashioned to complement any decor. Home consumers purchase artificial floral products, either as completed arrangements that are convenient decorative accessories or as individual components that they arrange themselves for display at home, for gifts or for resale.

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

SERVICES

         The Company serves its customers with accurate and on-time delivery of its products. Mass market chain customers demand this high level of service because they typically stock hundreds of these products as everyday items and seek to minimize inventory costs while assuring full product availability. The Company offers a variety of distribution services depending on the customers' needs and the product:

         o Assured Rapid Delivery. Celebrity reduces delivery times and customers' inventory costs and meets their just-in-time delivery requirements by quickly filling orders from the extensive inventory in its Tyler, Texas distribution center. Celebrity's goal is to fill within 48 hours all orders placed for immediate shipment with at least 90% of the ordered merchandise. Artificial trees, floor planters and pre-made floral arrangements are assembled and shipped from the Company's floral arrangement production facilities in Winston-Salem, North Carolina and Tyler, Texas.

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

         Customers who place direct shipment orders sometimes reorder the same product from the distribution center to replenish their inventory of that product. Large customers also order smaller volume, nonseasonal products through Celebrity's distribution center.

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

SALES AND MARKETING

         Celebrity's sales force is organized by geographic area and product line. The Company employs 16 salespeople and contracts with 14 independent sales representatives. The Company's sales of artificial floral products outside the U.S., aggregating approximately $7.4 million in fiscal 2000, are made primarily to customers in Europe. Most sales outside the U.S. are made by the staff of Celebrity Hong Kong. See Note 12 to the Consolidated Financial Statements for financial information by geographic area. Large corporate accounts are served by the Company's national account managers. Company salespeople receive base salaries and monthly commissions based on sales volume. Independent sales representatives receive commissions based on a percentage of their net sales.

         Celebrity participates in the major artificial floral trade shows held annually in Dallas, Hong Kong and Frankfurt, Germany. Through these shows, Celebrity promotes its name and brands and introduces its products to potential customers.

         The Company's distribution center in Tyler, Texas and floral arrangement production facilities in Winston-Salem, North Carolina and Tyler, Texas, assure rapid delivery to customers over a broad geographic area.

CUSTOMERS

         During fiscal 2000 the Company sold products to approximately 2,000 customers, primarily in the United States. The majority of those sales were to mass market chains, including Michaels Stores, Wal-Mart Stores and Jo-Ann Stores. Approximately 7% of consolidated net sales were made by Celebrity Hong Kong to European customers.

         In fiscal 2000, Michaels Stores accounted for $31.8 million, or 33.5%, of consolidated net sales. The loss of this customer or a significant portion of its business, or the ability of such customer to cause the Company to reduce its profit margins, could have a material adverse effect on the Company.

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

         The barriers to entry to the Company's industry are relatively low. The Company believes, however, that attaining success in the industry is difficult. The Company also believes that it has competitive advantages, including its ability to fill orders quickly and completely from its distribution center, providing a high level of customer service, its Hong Kong presence, high quality products, competitive prices and brand names. There is no assurance that the Company will maintain these advantages or that they will not be overcome by other factors that may develop.

TRADEMARKS

         The Company has registered the "Botanix," "Celebrity Designs," "Celebrity, Inc.," "Celebrity Silk," "Color Concepts," "Color Union," "Garden Magic," "Gold Leaf Collection and Design," "Indoor Garden Collection," "Karisma," "Magicsilk," "Mr. Silk Shine," "Oliver's Greenhouse Collection," "Send a Silk," "Silk Accents," "The Greenhouse Collection," "Greenhouse Collection and Design," "India Exotics Inc. & Design," "The Silk Gardener" and "Versailles Trimming" trademarks with the U.S. Patent and Trademark Office in conjunction with its products. The Company has an application pending in the United States Patent and Trademark Office for registration of an additional mark. The Company also has registered certain of its trademarks in a number of foreign countries. The Company believes that its trademarks have significant value in the marketing of its products and services and protects its trademarks vigorously against infringement.

CERTAIN RISK FACTORS

         TRADE REGULATION RISKS. The Company currently imports products manufactured in the PRC and other locations throughout southeastern Asia. Products imported by the Company into the U.S. are subject to U.S. customs duties on the price paid for the products, which are payable when the products are brought over the U.S. border. The duty is paid by either the Company or its customers, depending on which party assumes responsibility for importation. Customer purchases of artificial floral products directly from Celebrity Hong Kong, with customers responsible for importation and paying their own import duties, accounted for approximately 35% of consolidated net sales in fiscal 2000.

         Artificial floral products sold by Celebrity Hong Kong to customers outside the U.S., accounting for approximately 8% of consolidated net sales in fiscal 2000, may be subject to tariffs imposed by the destination countries but would not be subject to U.S. tariffs. Although U.S. customs duties paid by the Company, ranging from approximately 8% to 17% of the cost of imported merchandise, have been relatively constant for several years, changes in customs rates could adversely affect the Company's ability to import quality products at favorable prices. Likewise, import quotas or embargoes could limit the amount of merchandise the Company could import from time to time, affecting the Company's ability to meet its customers' demands.

         Normal Trade Relations Treatment for the PRC. The PRC's exports to the U.S., which include among other things toys, discount apparel and footwear, have, since 1980, received the same preferential tariff treatment accorded goods from countries granted "most favored nation" or "normal trading relations" ("NTR") status. However, preferential tariff treatment for countries with non-market economies, including the PRC, is currently granted on a year-to-year basis, and such treatment is currently renewed only upon the President's recommendation to Congress that the objectives of U.S. trade will be served by extending preferential treatment for another year. Under U.S. trade law, Congress may override the President's recommendation with a joint resolution to bar the extension of preferential treatment. If such a joint resolution is passed by Congress, the President may veto the resolution. If Congress cannot override such a veto, preferential treatment continues. The renewal of the PRC's NTR status has been a contentious political issue over the past several years. President Clinton has extended NTR status for the PRC through June 2001.

         The Congress of the United States has approved legislation granting permanent NTR status to the PRC (the "NTR Legislation"). The President now has an opportunity to approve or veto the NTR Legislation submitted to him by the Congress.

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

         Additionally, even if NTR status is maintained for the PRC, significant forces in Congress and elsewhere are pressing for other sanctions in response to the PRC's labor and human rights practices, nuclear nonproliferation, market access and intellectual property rights policies, and there is no assurance that these possible sanctions would not affect the Company.

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

         Admission of China to the World Trade Organization. The PRC has applied to join the World Trade Organization (the "WTO"), which is the successor organization to the General Agreement of Tariffs and Trade (GATT). Because all members of the WTO must grant one another permanent NTR status, if the PRC is admitted to the WTO, the U.S. would have to grant the PRC permanent NTR status. To gain admission to the WTO, the PRC must come to terms with and gain the approval of every current member of the WTO. In addition, since China would necessarily need to be granted permanent NTR status by the U.S. if it is admitted to the WTO, Congress and the President must approve China's admission to the WTO. There can be no assurance that China will be admitted to the WTO, particularly since certain countries have expressed dissatisfaction with China's progress in opening its domestic market in a number of areas.

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

         The region has been affected by tightening credit markets from time to time as well. Celebrity Hong Kong currently maintains export credit facilities with three alternative financial institutions, providing export credit financing to fund its export requirements. Should Celebrity Hong Kong's export credit facilities be affected by changes in the credit markets, it could have an adverse affect on the Company's export activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         RISKS RELATING TO CURRENCY FLUCTUATIONS. While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, the Company's Hong Kong subsidiary and its manufacturing suppliers use the Hong Kong dollar as the functional currency. The Hong Kong dollar has historically been "pegged" to a fixed exchange rate vis-a-vis the U.S. dollar, and while there has been pressure from time to time on Far East currencies, both the Hong Kong Special Administrative Region ("SAR") and the PRC continue to make statements in favor of continuing the current link between the Hong Kong dollar and the U.S. dollar. If the Hong Kong dollar were to be devalued relative to the U.S. dollar, values of on hand inventory could be affected and future short term exchange gains could be realized by the Company. However, the Company believes that over the longer term, costs and margins would stabilize at historical levels.

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

EXECUTIVE OFFICERS

         Set forth below is certain information as of September 14, 2000 regarding the executive officers of the Company:

                  NAME                     AGE                          TITLE
         ------------------------          ---    -----------------------------------------------
         Robert H. Patterson, Jr.           49    Chairman of the Board, President and Chief
                                                  Executive Officer
         Richard Yuen                       56    Managing Director of Celebrity Hong Kong
         David J. Huffman                   49    Executive Vice President -- Sales and Marketing
         Clifford C. Condict                53    Vice President -- Merchandise
         Roger D. Craft                     53    Vice President -- Manufacturing
         Lynn Skillen                       44    Vice President -- Finance, Chief Financial
                                                  Officer, Treasurer and Secretary
         Laura Lockhart                     41    Vice President -- Operations
         Lisa L. Hill                       42    Vice President -- Marketing

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

         Clifford C. Condict has served as Vice President -- Merchandise of Celebrity since 1994. From June 1992 to December 1993 Mr. Condict served as President of Magicsilk, Inc., a subsidiary of the Company until June 2000, when it was merged into the Company. He has also served as Vice President -- Operations of Celebrity from 1988 to 1992.

         Roger D. Craft has served as Vice President -- Manufacturing of Celebrity since February 1999. From February 1998 to February 1999, he served as Vice President -- Star Operations. From 1993 to January 1998, Mr. Craft served as Vice President -- Celebrity Operations. Mr. Craft served as General Manager of Celebrity Holdings, Inc., a subsidiary of the Company formerly known as Star Wholesale Florist, Inc. ("Star Wholesale"), from 1986 to 1993.

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

EMPLOYEES

         At August 18, 2000, the Company had 411 full-time and part-time employees, including 42 employed by Celebrity Hong Kong. The Company has not entered into any collective bargaining agreements with its employees. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

         The Company leases the space occupied by the facilities listed in the following table:

                                                                                              APPROXIMATE
         LOCATION                                TYPE OF FACILITY                            SQUARE FOOTAGE
------------------------------          ---------------------------------------              --------------
Tyler, Texas*                           Office/Distribution Center                               137,700
Winston-Salem, North Carolina*          Floral Arrangement Production Facility                   105,522
Tyler, Texas*                           Floral Arrangement Production Facility                   100,000
Winston-Salem, North Carolina           Floral Arrangement Production Facility                   145,200
Tyler, Texas                            Warehouse                                                 60,000
Tyler, Texas                            Retail Outlet Store                                       27,000
Dallas, Texas                           Showroom                                                  19,000
Atlanta, Georgia                        Showroom                                                   8,606
Winston-Salem, North Carolina           Warehouse                                                 91,000
Hong Kong                               Office/Showroom                                           24,599


*Subject to sale-leaseback transaction effected in April 1999. See Note 8 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is involved in various legal proceedings that arise in the ordinary course of its business. The Company believes that none of its current litigation is likely to have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Common Stock, par value $.01 per share, of the Company ("Common Stock") is listed on the NASDAQ SmallCap Market (the "SmallCap Market") under the symbol "FLWR". The Company has received a letter from the SmallCap Market informing the Company that the Common Stock is no longer eligible to be listed on the SmallCap Market. Certain market makers that currently make a market in the Common Stock in the SmallCap Market have indicated to the Company they will continue to do so in the Pinksheets' Electronic Quotation Service after the Common Stock is delisted from the SmallCap Market. However, the Company can make no assurances that any market makers will do so.

         The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock, as reported by the Nasdaq SmallCap Market. All prices have been adjusted to reflect a four-to-one reverse stock split that occurred on February 26, 1999.

                                    FISCAL YEAR                                        HIGH        LOW
         ----------------------------------------------------------------------     ---------   ----------
         1999
           First Quarter.......................................................     $  8 1/4    $  3 1/4
           Second Quarter......................................................     $  4 1/2    $  2
           Third Quarter.......................................................     $  4 1/2    $  1 7/16
           Fourth Quarter......................................................     $  3        $    15/16
         2000
           First Quarter.......................................................     $  4 1/8    $  2 3/4
           Second Quarter......................................................     $  4 1/2    $  1 1/2
           Third Quarter.......................................................     $  3 5/8    $  2 1/4
           Fourth Quarter......................................................     $  3 1/4    $  1 7/8
         2001
           First Quarter (through September 12, 2000)..........................     $  1 31/32  $  1

         On September 12, 2000, the closing sale price of the Common Stock as reported by the Nasdaq SmallCap Market was $1.25 per share. As of September 12, 2000, there were 90 record holders of the Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

         The following selected consolidated balance sheet data as of June 30, 2000, 1999, 1998, 1997 and 1996, and selected consolidated statement of operations data for each of the years in the five-year period ended June 30, 2000, are derived from audited consolidated financial statements of Celebrity. Certain events, such as the Company's June 1998 decision to exit the business conducted by India Exotics, Inc., a wholly-owned subsidiary of the Company, and the sale of the Company's Star Wholesale business in May 2000, affect the comparability of the data between years. See Notes 4 and 6 to the Consolidated Financial Statements for discussion of certain of these events.

                                                                           YEAR ENDED JUNE 30,
                                                   --------------------------------------------------------------
                                                       2000         1999         1998        1997         1996
                                                   -----------  -----------  -----------  -----------  ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Net sales...................................     $   94,850   $  110,662   $  122,262   $  125,170   $  115,048
  Net income (loss)...........................     $     (852)  $      558   $  (12,729)  $   (5,761)  $   (5,422)
  Earnings (loss) per common share (basic)....     $     (.55)  $      .36   $    (8.09)  $    (3.67)  $    (3.44)
  Earnings (loss) per common share and
     common equivalent share (diluted)........     $     (.55)  $      .36   $    (8.09)  $    (3.67)  $    (3.44)

                                                                               JUNE 30,
                                                   -------------------------------------------------------------
                                                       2000        1999         1998         1997         1996
                                                   -----------  -----------  -----------  -----------  ---------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
  Total assets..............................       $  41,837    $  46,271    $  51,719    $  67,453    $  73,363
  Current liabilities.......................       $   8,875    $  10,270    $  16,794    $  41,424    $  15,216
  Notes payable, net of current portion.....       $  25,006    $  27,083    $  26,588    $   4,877    $  31,081
  Redeemable common stock...................       $      --    $      --    $      --    $     175    $     350

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

                                                                                   FISCAL YEAR ENDED
                                                                                        JUNE 30,
                                                                           --------------------------------
                                                                             2000         1999        1998
                                                                           -------       ------      ------
         Net sales..............................................              100%         100%         100%
         Costs and operating expenses:
           Cost of goods sold...................................               74%          75%          80%
           Selling..............................................                4%           4%           4%
           General and administrative...........................               18%          16%          18%
           Depreciation and amortization........................                1%           1%           2%
           Restructuring charges................................               --%          --%           3%
                                                                           ------        -----       ------
                                                                               97%          96%         107%
                                                                           ------        -----       ------
         Operating income (loss)................................                3%           4%          (7)%
         Interest, net..........................................               (4)%         (3)%         (3)%
         Other income, net......................................                1%          --%          --%
                                                                           ------        -----       ------
         Income (loss) before income taxes......................               --%           1%         (10)%
         Provision for income taxes.............................                1%          --%          --%
                                                                           ------        -----       ------
         Income (loss) before extraordinary charge..............               (1)%          1%         (10)%
         Extraordinary charge ..................................               --%          --%          --%
                                                                           ------        -----       ------
         Net income (loss) .....................................               (1)%          1%         (10)%
                                                                           ======        =====       ======


FISCAL 2000 COMPARED WITH FISCAL 1999

         Net sales decreased 14% from $110.7 million in fiscal 1999 to $94.9 million in fiscal 2000. The sales decrease was attributable to (i) lower sales of decorative metal products resulting from the Company's June 1998 decision to exit the India Exotics decorative metal products business, (ii) lower shipments from the Company's Hong Kong subsidiary, and (iii) lower sales in the Company's domestic floral businesses, due in part to customer bankruptcies.

         Cost of goods sold decreased 15% from $82.3 million in fiscal 1999 to $69.9 million in fiscal 2000. The decrease was primarily attributable to the lower sales volume in fiscal 2000. Cost of goods sold as a percentage of net sales was 74% in fiscal 2000, compared with 75% in fiscal 1999. The lower cost of goods sold percentage in fiscal 2000 was primarily attributable to an improved mix of product sales in fiscal 2000.

         Selling expenses decreased from $4.6 million in fiscal 1999 to $3.9 million in fiscal 2000. The decrease was attributable to restructuring of the sales and marketing departments and expense reductions implemented in the second half of fiscal 1999. Selling expenses as a percentage of net sales were 4% in fiscal 1999 and fiscal 2000.

         General and administrative expenses decreased from $17.6 million in fiscal 1999 to $17.2 million in fiscal 2000. The decrease was due to expense reductions implemented by the Company. General and administrative expenses as a percentage of net sales were 18% in fiscal 2000, compared with 16% in fiscal 1999.

         Depreciation and amortization expenses of $1.4 million, or 1% of net sales, in fiscal 1999 was comparable to $1.4 million, or 1% of net sales, in fiscal 2000.

         Operating income decreased from $4.8 million, or 4% of net sales, in fiscal 1999 to $2.4 million, or 3% of net sales, in fiscal 2000. The $2.4 million decrease in operating income was primarily attributable to lower net sales volume in fiscal 2000.

         Net interest expense decreased from $3.8 million in fiscal 1999, or 3% of net sales, to $3.5 million, or 4% of net sales, in fiscal 2000. The reduction in interest expense was primarily attributable to a July 1999 amendment to the Company's credit facility, which included provisions that lowered applicable interest rates and other financing costs. See "--Liquidity and Capital Resources" and Note 8 to the Consolidated Financial Statements.

         Other income, net increased from $60,000 in fiscal 1999 to $682,000 in fiscal 2000. Other income in fiscal 2000 included (i) $331,000 of income from the settlement of an insurance claim, (ii) a $200,000 expense related to the settlement of a lawsuit, and (iii) a $465,000 gain resulting from the sale of the Company's Star Wholesale Florist business in Dallas, Texas in May 2000. Other income as a percentage of net sales was 1% in fiscal 2000, compared with 0% in the prior year. See Note 4 to the Consolidated Financial Statements.

         Provision for income taxes of $451,000 in fiscal 2000 was comparable to $440,000 in fiscal 1999. The tax provision recognized in fiscal 2000 and fiscal 1999 was principally related to foreign operations. At June 30, 2000, a valuation allowance of the Company's deferred tax asset totaled $10.4 million. A deferred tax asset of $2.2 million, net of the valuation allowance, was reflected on the Company's balance sheets at June 30, 2000 and June 30, 1999. The valuation allowance reflects the amount of deferred tax assets that, at this time, are uncertain to be realized in the future. These uncertainties relate primarily to whether the Company will be able to utilize net operating loss carryforwards and certain tax credit carryforwards prior to expiration. If the Company's U.S. operations are sufficiently profitable in the future, this reserve will be released and the net operating loss and tax credit carryforwards will be available to shelter future U.S. taxable income of the Company. Conversely, if the Company's U.S. operations are not sufficiently profitable in the future, or if the composition of the deferred tax assets changes adversely, then the valuation allowance may be increased in future periods. See Note 7 to the Consolidated Financial Statements.

         An extraordinary charge of $68,000 was recorded in fiscal 1999, related to the extinguishment of debt. There was no extraordinary charge recorded in fiscal 2000.

         As a result of the foregoing factors, the Company recorded a net loss of $0.9 million in fiscal 2000, compared with net income of $0.6 million in fiscal 1999.

FISCAL 1999 COMPARED WITH FISCAL 1998

         Net sales decreased 10% from $122.3 million in fiscal 1998 to $110.7 million in fiscal 1999. The sales decrease was attributable to (i) lower sales of The Cluett Corporation, a wholly owned subsidiary of the Company until June 2000 when it was merged with the Company ("Cluett"), which had a sales decline to customers in the discount/mass-market retail segment, (ii) lower sales in the Company's domestic floral division, due in part to a bankruptcy of a major customer and (iii) lower sales of decorative metal products resulting from the Company's June 1998 decision to exit the India Exotics decorative metal products business.

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

         Restructuring charges of $4.5 million, or 3.6% of net sales, were recorded in fiscal 1998, compared with no such charges in fiscal 1999. These charges resulted from the Company's decision to exit the India Exotics operations in St. Louis, Missouri in June 1998. See Note 6 to the Consolidated Financial Statements.

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

         The extraordinary charge related to extinguishment of debt of $68,000, which was recorded in fiscal 1999, resulted from the write-off of past deferred financing fees related to real estate included in the sale-leaseback transaction that occurred in April 1999. See Note 8 to the Consolidated Financial Statements.

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

         Cash provided by operating activities in fiscal 2000 amounted to approximately $613,000, which was primarily attributable to changes in operating assets and liabilities. Cash provided by investing activities in fiscal 2000 was $1.8 million, which was primarily related to the sale of substantially all of the assets of the wholesale florist supply business in Dallas, Texas. Cash used in financing activities amounted to $2.7 million, resulting primarily from payments on the Company's term loan and credit facility.

         The Company has a revolving credit facility for $26,500,000. The facility originally included a term loan with an initial amount of $3,500,000. The term loan was payable in monthly installments of principal of $200,000 beginning in May 1998 and the remaining outstanding principal balance under the term loan was paid on October 1, 1999. In July 1999, the Company entered into an amended and restated agreement with the lender whereby the following changes, among others, were made: (i) the term of the revolving credit facility was extended from January 2001 to July 2002, (ii) the interest rate charged by the lender was reduced to prime plus applicable percentages, ranging from 0% to 0.5%, based on specific EBITDA requirements (the per annum rates were 9.75% and 9.25% at June 30, 2000 and 1999, respectively), (iii) the financial ratio covenants were reset, and (iv) the monthly fees were reduced from $15,000 to $2,000. In October 1999, the Company amended the facility whereby the advances limit was modified to include a 90-day bridge advance of $1,500,000, bearing interest at 12.5% per annum. The purpose of the advance was to fund seasonal inventory increases. The advance was guaranteed by an entity controlled by Robert H. Patterson, Jr. ("RP"), the Company's Chairman of the Board, President and Chief Executive Officer, which also provided a letter of credit to the lender in the amount of $375,000 as additional security. In January 2000, the Company amended the facility to extend the bridge advance until June 15, 2000, with monthly reductions of $300,000 beginning February 15, 2000. This amendment also contained provisions permitting the Company to borrow and repay, from time to time, up to $1,000,000 from RP. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories. As a result of such limits, the maximum amount the Company was eligible to borrow at June 30, 2000 was $17,928,000. The amount outstanding under the revolving credit facility at June 30, 2000 was $17,671,000. As a condition to establishing the credit facility, the Company issued to the lender a five-year warrant to purchase 25,000 shares of Common Stock at $4.00 per share. The fair value of the warrant was estimated to be $70,000. Accordingly, the proceeds from the new credit facility were allocated between debt and paid-in capital, resulting in a debt discount that will be accreted to the redemption amount over the term of the new credit facility. Amounts borrowed under the revolving credit facility and the term loan are secured by accounts receivable, inventory, equipment, and general intangibles (including intellectual property) of the Company. In addition, substantially all stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility and the term loan contain certain covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was in compliance with all covenants at June 30, 2000. The commitment fee for the unused portion of the revolving credit facility is .25% of the average unused portion of the credit facility during the year. Unused borrowing availability under the credit facility was approximately $257,000 at June 30, 2000.

         Celebrity Hong Kong generally makes full cash payments for products ordered for Celebrity's account or for direct shipment to customers after the manufacturers deliver products in Hong Kong for export. Celebrity Hong Kong finances cash payments to its vendors through export credit facilities established with three Hong Kong banks, each of which is guaranteed by the Company. Generally, under the terms of these facilities each bank finances, with recourse, export bills for specific shipments by Celebrity Hong Kong to its customers. Each bank is reimbursed when payment is received for shipments it has financed. At June 30, 2000, an aggregate of $1.7 million of export bills was financed by the three banks. All of these export bills were related to direct shipments to customers and Celebrity Hong Kong's related potential recourse liability was accounted for as a contingent obligation. The Company's revolving credit facility restricts the aggregate amount of export bills that may be financed under the export credit facilities at any time to $7.0 million. Celebrity Hong Kong has borrowed working capital from RP for short-term working capital needs from time to time. At June 30, 2000, $500,000 of such borrowings were outstanding, bearing an interest rate at a reference bank's prime rate of interest plus 2.0%.

         In June 1997, the Company entered into a revolving credit facility with an additional lender, which was scheduled to mature in June 2004. Amounts borrowed under the facility were secured by certain real estate owned by the Company, with interest accruing at the rate of LIBOR plus 2.65% per annum. In April 1999 the Company executed the necessary documents to sell to Crest Properties, Ltd., a Texas limited partnership ("Crest") (an entity controlled by RP), for $7,500,000, the real estate that secured the revolving credit facility. As part of the same transaction the properties were leased back to the Company. The same lender provided similar financing for Crest, requiring the guarantee of the Company and RP. Due to the continuing involvement of the Company in the financing and the related party control of Crest, the sale-leaseback was accounted for as a financing lease, by recording the sales proceeds as a liability and recording future rental payments, exclusive of an interest portion, as a reduction of the liability. See
Note 8 to the Consolidated Financial Statements.

         In September 1997, Celebrity borrowed $500,000 from a related party, RHP Management, LLC ("RHP"), an entity controlled by RP. The principal amount outstanding accrued interest at a fluctuating rate per annum equal to RHP's cost of borrowing, which was the prime rate of a reference bank plus 1.5% per annum. In July 1998, the Company borrowed an additional $500,000 from RHP for seasonal working capital needs, which accrued interest at 10% per annum. In April 1999, a portion of the proceeds from the sale-leaseback transaction (see Note 8 to the Consolidated Financial Statements) was utilized to pay the principal and accrued interest due RHP on the borrowings described above.

         The Company does not plan to make any significant capital expenditures in fiscal 2001 other than those incurred in the normal course of business for replacement of transportation and warehouse equipment and those in connection with the Company's continuing program to upgrade its management information systems.

         The Company's products are primarily sourced in the Far East, with a majority produced in the PRC. The Company's source or cost of supply could be affected by a variety of factors, including general economic conditions in the Far East, changes in currency valuations, export credit availability, freight carrier availability and cost, and U.S. trade policy and law related to imports. If the U.S. government were to impose punitive tariff rates on products imported by the Company in retaliation for market access barriers in the PRC, the duty on products imported by the Company from the PRC would increase significantly. If the Company were to face an increase in product cost from any of these factors, it would (i) attempt to increase the prices charged to its customers, (ii) ask its suppliers to reduce the prices charged to the Company and (iii) seek to identify more favorable sources; however, unless and until these efforts were successful, the Company's results of operations could be affected adversely.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company's revolving credit facility provides for borrowings that bear interest at variable rates based on a prime rate. During fiscal 2000, the applicable rate was prime plus 0.25%. At June 30, 2000, the amount outstanding under the revolving credit facility was $17.7 million. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt remained at June 30, 2000 levels, would change annual interest expense by approximately $173,000. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements, together with the report of independent accountants and financial statement schedule, are included on pages F-1 through F-26 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the directors of the Company will be set forth in the proxy statement to be delivered to shareholders in connection with the Company's Annual Meeting of Shareholders to be held on December 1, 2000 (the "Proxy Statement"), under the headings "Election of Directors," "Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age, position and business experience of each executive officer of the Company is set forth under "Executive Officers" in Item 1 of this report, which information is incorporated herein by reference.

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

         (b)      Reports on Form 8-K:

         None.

         (c)      Exhibits:

      3.1         -- Amended and Restated Articles of Incorporation of the
                  Registrant.(9)

      3.2         -- Articles of Correction of the Registrant.(9)

      3.3         -- Bylaws of the Registrant.(1)

      4.1         -- Specimen Common Stock Certificate.(1)

      4.2 -- Warrant, dated February 3, 1998, issued by Registrant to Foothill Capital Corporation.(5)

      4.3 -- Warrant, dated April 22, 1999, issued by Registrant to RHP Management, LLC.(8)

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

      10.5 -- Loan Agreement dated July 27, 1998 by and between The China State Bank Limited and Celebrity Exports International Limited.(7)

      10.6 -- Deed of Guarantee dated August 31, 1998 by and between Celebrity, Inc., as Guarantor, and The China State Bank Limited, as Lender.(7)

      10.7 -- Loan Agreement dated September 29, 1998 by and between State Street Bank and Trust Company and Celebrity Exports International Limited.(7)

      10.8 -- Continuing Guarantee dated September 29, 1998 granted by Celebrity, Inc. for the benefit of State Street Bank and Trust Company.(7)

      10.9 -- Amendment Number One to Amended and Restated Loan and Security Agreement dated October 28, 1999, by and among Foothill Capital Corporation and Registrant and certain of its subsidiaries. (10)

      10.10 -- Amendment Number Two to Amended and Restated Loan and Security Agreement dated effective as of January 31, 2000, by and among Foothill Capital Corporation and the Registrant and certain of its subsidiaries.(11)

      10.11 -- Amended and Restated Loan and Security Agreement dated effective as of July 15, 1999 by and among Foothill Capital Corporation and the Registrant and certain of its subsidiaries.(10)

      10.12 -- Lease Agreement, dated April 22, 1999, between the Registrant, as lessee, and Crest Properties, Ltd., as lessor, relating to property at 4520 Old Troup Highway, Tyler, Texas.(8)

      10.13 -- Lease Agreement, dated April 22, 1999, between The Cluett Corporation, as lessee, and Crest Properties, Ltd., as lessor, relating to property at 3200 Centre-Park Boulevard, Winston-Salem, North Carolina.(8)

      10.14 -- Agreement for Purchase and Sale of Promissory Note, dated May 28, 1999, by and among the Registrant, RHP Real Estate, Ltd. and The Residuary Trust Created Under the Last Will and Testament of Robert H. Patterson, Sr., Deceased.(8)

      10.15 -- Form of Guarantee of the Term Loan and Security Agreement dated April 16, 1999 between Merrill Lynch Business Financial Services, Inc. and Crest Properties, Ltd. by each of Celebrity, Inc., India Exotics, Inc., Star Wholesale Florist, Inc., MagicSilk, Inc. and The Cluett Corporation.(9)

      10.16 -- Promissory Note of Registrant, amended and restated as of February 16, 1998 payable to the order of RHP Management, LLC.(5)

      10.17 -- Promissory Note of Registrant, dated July 7, 1998 payable to the order of RHP Management, LLC.(6)

      10.18       -- Form of Indemnity Agreement.(1)

      10.19*      -- Amended and Restated Stock Option Plan.(9)

      10.20*      -- Amended and Restated 1993 Employee Stock Purchase Plan.(3)

      10.21*      -- Fiscal 2000 Management Bonus Plan.(9)

      21.1        -- Subsidiaries of Registrant.(12)

      23.1        -- Consent of PricewaterhouseCoopers LLP.(12)

      27.1 -- Financial Data Schedule as of and for the Year Ended June 30, 2000.(13)

----------

* Exhibits 10.19 through 10.21 constitute management compensatory plans or contracts.

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

         (8) Previously filed as an exhibit to the Registrant's Report on Form 8-K filed on June 4, 1999, and incorporated herein by reference.

         (9) Previously filed as an Exhibit A to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.

         (10) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

         (11) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

         (12)     Filed herewith.

         (13)     Included with EDGAR version only.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Celebrity, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CELEBRITY, INC.



                                       By: /s/ ROBERT H. PATTERSON, JR.
                                          -----------------------------
                                          Robert H. Patterson, Jr.
                                          Chairman of the Board, President and
                                          Chief Executive Officer

Date: September 26, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              SIGNATURE                           CAPACITY IN WHICH SIGNED                    DATE
--------------------------------------      --------------------------------------     ------------------
/s/ ROBERT H. PATTERSON, JR.                Chairman of the Board, President and       September 26, 2000
--------------------------------------      Chief Executive Officer (Principal
Robert H. Patterson, Jr.                    Executive Officer)


/s/ LYNN SKILLEN                            Vice President -- Finance, Treasurer       September 26, 2000
--------------------------------------      and Chief Financial Officer (Principal
Lynn Skillen                                Financial Officer and Principal
                                            Accounting Officer)

/s/ B. D. HUNTER                            Director                                   September 26, 2000
--------------------------------------
B. D. Hunter



/s/ C. A. LANGNER                           Director                                   September 26, 2000
--------------------------------------
C. A. Langner



/s/ VALERIE ANNE MARS                       Director                                   September 26, 2000
--------------------------------------
Valerie Anne Mars



/s/ RICHARD YUEN                            Managing Director of Celebrity Exports     September 26, 2000
--------------------------------------      International Limited and Director
Richard Yuen

CELEBRITY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

Report of Independent Accountants.........................................   F-2

Consolidated Balance Sheets as of June 30, 2000 and 1999..................   F-3

Consolidated Statements of Operations and Comprehensive
  Income (Loss) for the Years Ended June 30, 2000, 1999 and 1998..........   F-5

Consolidated Statements of Changes in Shareholders'
  Equity for the Years Ended June 30, 2000, 1999 and 1998.................   F-6

Consolidated Statements of Cash Flows for the Years Ended June 30,
  2000, 1999 and 1998.....................................................   F-7

Notes to Consolidated Financial Statements................................   F-8

Consolidated Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts.........................  F-26

      Other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Shareholders of Celebrity, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Celebrity, Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
August 31, 2000

CELEBRITY, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                 JUNE 30,
                                                          ----------------------
                                                           2000           1999
                                                          -------        -------
ASSETS

Current assets:
    Cash and cash equivalents                             $   137        $   558
    Accounts receivable, net                               11,843         13,157
    Inventories, net                                       17,977         18,847
    Deferred tax asset                                      2,173          2,173
    Other assets                                              480            579
                                                          -------        -------

      Total current assets                                 32,610         35,314
                                                          -------        -------

Property, plant and equipment, net                          8,129          9,479
Intangible assets, net                                        717            888
Other assets                                                  381            590
                                                          -------        -------

      Total assets                                        $41,837        $46,271
                                                          =======        =======

        The accompanying notes are an integral part of these consolidated financial statements.

CELEBRITY, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)
--------------------------------------------------------------------------------

                                                                        JUNE 30,
                                                                 ---------------------
                                                                   2000        1999
                                                                 ---------   ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $  6,087    $  6,800
    Accrued expenses                                                1,668       1,774
    Income taxes payable                                              533         496
    Current maturities of long-term obligations (includes $500
      payable to related party)                                       587       1,200
                                                                 --------    --------
      Total current liabilities                                     8,875      10,270
                                                                 --------    --------
Long-term obligations, net of current portion                      25,006      27,083
                                                                 --------    --------
      Total liabilities                                            33,881      37,353
                                                                 --------    --------

Shareholders' equity:
    Common stock (25,000,000 shares of $.01 par value
      authorized; 1,544,166 shares issued and outstanding)             15          15
    Paid-in capital                                                21,577      21,577
    Accumulated deficit                                           (13,492)    (12,640)
    Accumulated other comprehensive loss                             (144)        (34)
                                                                 --------    --------
      Total shareholders' equity                                    7,956       8,918
                                                                 --------    --------
Commitments and contingencies (Note 15)

      Total liabilities and shareholders' equity                 $ 41,837    $ 46,271
                                                                 ========    ========


        The accompanying notes are an integral part of these consolidated financial statements.

CELEBRITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                             YEARS ENDED JUNE 30,
                                                     -----------------------------------
                                                       2000         1999         1998
                                                     ---------    ---------    ---------
Net sales                                            $  94,850    $ 110,662    $ 122,262

Costs and operating expenses:
    Cost of goods sold                                  69,929       82,335       97,660
    Selling                                              3,883        4,570        4,750
    General and administrative                          17,210       17,571       22,095
    Depreciation and amortization                        1,413        1,410        2,176
    Restructuring charges                                   --           --        4,454
                                                     ---------    ---------    ---------

                                                        92,435      105,886      131,135
                                                     ---------    ---------    ---------

Operating income (loss)                                  2,415        4,776       (8,873)

Interest income                                             75          133          202
Interest expense                                        (3,573)      (3,903)      (3,699)
Other income, net                                          682           60           13
                                                     ---------    ---------    ---------

Income (loss) before income taxes                         (401)       1,066      (12,357)

Provision for income taxes                                 451          440          372
                                                     ---------    ---------    ---------

Income (loss) before extraordinary charge                 (852)         626      (12,729)

Extraordinary charge related to extinguishment of
     debt, net of tax                                       --           68           --
                                                     ---------    ---------    ---------

Net income (loss)                                    $    (852)   $     558    $ (12,729)
                                                     ---------    ---------    ---------

Other comprehensive loss, net of tax:
    Foreign currency translation adjustments              (110)         (25)          (6)
                                                     ---------    ---------    ---------

Other comprehensive loss, net of tax                      (110)         (25)          (6)
                                                     ---------    ---------    ---------

Comprehensive income (loss)                          $    (962)   $     533    $ (12,735)
                                                     =========    =========    =========

Basic and diluted income (loss) per share:
    Income (loss) before extraordinary charge        $    (.55)   $     .40    $   (8.09)
    Extraordinary charge                                    --         (.04)          --
                                                     ---------    ---------    ---------

Income (loss) per common share                       $    (.55)   $     .36    $   (8.09)
                                                     =========    =========    =========

Basic weighted average common shares outstanding         1,544        1,559        1,573

Diluted weighted average common shares outstanding       1,544        1,561        1,573

        The accompanying notes are an integral part of these consolidated financial statements.

CELEBRITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                COMMON STOCK
                                         ---------------------------       PAID-IN      SUBSCRIPTIONS
                                           SHARES         PAR VALUE        CAPITAL        RECEIVABLE
                                         -----------     -----------     -----------    -------------

Balance at June 30, 1997                  1,574,035              16      $   22,400      $     (442)

Purchase of redeemable common stock           3,366              --             175              --

Employee stock purchase plan                  9,550              --             153            (153)

Payments on stock subscriptions
   receivable                                    --              --              --              25

Issuance of warrants                             --              --              70              --

Net loss                                         --              --              --              --

Other comprehensive loss, net of tax             --              --              --              --
                                         ----------      ----------      ----------      ----------

Balance at June 30, 1998                  1,586,951              16          22,798            (570)

Payments on stock subscriptions
   receivable                                    --              --              --              12

Cancellation of employee stock
   subscriptions receivable                 (26,525)             (1)           (557)            558

Retirement of treasury stock                (16,260)             --            (700)             --

Issuance of warrants                             --              --              36              --

Net income                                       --              --              --              --

Other comprehensive loss, net of tax             --              --              --              --
                                         ----------      ----------      ----------      ----------

Balance at June 30, 1999                  1,544,166              15          21,577              --

Net loss                                         --              --              --              --

Other comprehensive loss, net of tax             --              --              --              --
                                         ----------      ----------      ----------      ----------

Balance at June 30, 2000                  1,544,166      $       15      $   21,577      $       --
                                         ==========      ==========      ========        ==========

                                          RETAINED       ACCUMULATED
                                          EARNINGS          OTHER         TREASURY
                                        (ACCUMULATED    COMPREHENSIVE       STOCK,
                                          DEFICIT)          LOSS           AT COST          TOTAL
                                        ------------    -------------    -----------     -----------

Balance at June 30, 1997                 $     (469)     $       (3)     $     (525)    $   20,977

Purchase of redeemable common stock              --              --            (175)             --

Employee stock purchase plan                     --              --              --              --

Payments on stock subscriptions
   receivable                                    --              --              --              25

Issuance of warrants                             --              --              --              70

Net loss                                    (12,729)             --              --         (12,729)

Other comprehensive loss, net of tax             --              (6)             --              (6)
                                         ----------      ----------      ----------      ----------

Balance at June 30, 1998                    (13,198)             (9)           (700)          8,337

Payments on stock subscriptions
   receivable                                    --              --              --              12

Cancellation of employee stock
   subscriptions receivable                      --              --              --              --

Retirement of treasury stock                     --              --             700              --

Issuance of warrants                             --              --              --              36

Net income                                      558              --              --             558

Other comprehensive loss, net of tax             --             (25)             --             (25)
                                         ----------      ----------      ----------      ----------

Balance at June 30, 1999                    (12,640)            (34)             --           8,918

Net loss                                       (852)             --              --            (852)

Other comprehensive loss, net of tax             --            (110)             --            (110)
                                         ----------      ----------      ----------      ----------

Balance at June 30, 2000                 $  (13,492)     $     (144)     $       --      $    7,956
                                         ==========      ==========      ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

CELEBRITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                              YEARS ENDED JUNE 30,
                                                                     -------------------------------------
                                                                       2000          1999          1998
                                                                     ---------     ---------     ---------
Operating activities:
    Net income (loss)                                                $   (852)     $    558      $(12,729)
    Adjustments to reconcile net income (loss) to net
      cash provided by operations:
        Depreciation                                                    1,242         1,239         1,693
        Amortization                                                      171           171           483
        (Gain) loss on sale of assets                                    (477)           46            49
        Noncash interest expense                                          131           194            87
        Extraordinary charge related to extinguishment of debt             --            68            --
        Restructuring charges                                              --            --         4,454
        Changes in operating assets and liabilities:
           Accounts receivable                                          1,314           964         1,499
           Inventories                                                   (251)        3,919         7,853
           Other assets, net                                              157           829           789
           Accounts payable and accrued expenses                         (777)       (4,143)       (1,179)
           Income taxes payable                                           (45)         (102)          (69)
                                                                     --------      --------      --------
             Net cash provided by operating activities                    613         3,743         2,930
                                                                     --------      --------      --------
Investing activities:
    Additions to property and equipment                                  (437)       (1,043)         (447)
    Proceeds from sale of equipment                                        44            67            --
    Proceeds from sale of assets (see Note 4)                           2,184            --            --
                                                                     --------      --------      --------
             Net cash provided by (used in) investing activities        1,791          (976)         (447)
                                                                     --------      --------      --------
Financing activities:
    Net proceeds from (payments on) new credit facility                (2,067)         (911)       23,724
    Payments on old credit facility                                        --            --       (26,162)
    Proceeds from other long-term obligations                             901           500           500
    Payments on other long-term obligations                            (1,549)       (8,770)         (581)
    Proceeds from sale-leaseback of facilities                             --         7,500            --
    Payments for debt issuance cost                                        --          (554)         (299)
    Redemption of common stock                                             --           (88)          (87)
    Payments on subscriptions receivable                                   --            12            25
                                                                     --------      --------      --------
             Net cash used in financing activities                     (2,715)       (2,311)       (2,880)
                                                                     --------      --------      --------
Effect of exchange rate changes on cash                                  (110)          (25)           (6)

Increase (decrease) in cash and cash equivalents                         (421)          431          (403)

Cash and cash equivalents, beginning of period                            558           127           530
                                                                     --------      --------      --------
Cash and cash equivalents, end of period                             $    137      $    558      $    127
                                                                     ========      ========      ========

              See Notes 7, 8 and 9 for supplementary disclosures.

        The accompanying notes are an integral part of these consolidated financial statements.

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     DESCRIPTION OF BUSINESS

       Celebrity, Inc. ("Celebrity") and its wholly-owned subsidiaries, Celebrity Exports International Limited ("Celebrity Hong Kong"), and Celebrity Holdings, Inc., ("Holdings") are suppliers of high quality artificial floral products, including artificial flowers, flowering bushes and foliage, pre-made floral arrangements, trees and floor planters that the Company assembles, and other decorative accessories, selling primarily to mass market retailers, craft store chains and other retailers and to wholesale florists. Celebrity, Celebrity Hong Kong, and Holdings are referred to herein collectively as the "Company." The Cluett Corporation ("Cluett") and India Exotics, Inc. ("India Exotics"), wholly-owned subsidiaries of the Company, were merged into Celebrity as of June 30, 2000.

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

       INVENTORIES

       Inventories are valued at the lower of cost or market. Cost is determined using standard costs which approximates average costs. Costs include material, labor and overhead. The Company establishes valuation reserves for discontinued or obsolete products.

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

                                                          ESTIMATED
                                                         USEFUL LIFE
                                                       ----------------

       Furniture, fixtures, software and equipment     3 to 10 years
       Transportation equipment                        3 to 5 years
       Buildings                                       20 to 31.5 years

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

       During the fourth quarter of fiscal 1998, the Company decided to exit the operations of India Exotics, a supplier of decorative metal products and other decorative accessories to craft store chains and other specialty retailers, which was acquired in fiscal 1995. As a result of this decision, certain long-lived assets were written down to their estimated fair value less cost to sell (Note 6).

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       ACCOUNTS PAYABLE

       The Company records book overdrafts in its cash accounts as accounts payable. Accounts payable includes book overdrafts representing outstanding checks in excess of funds on deposit of approximately $252,000 at June 30, 2000.

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

       ADVERTISING COSTS

       Advertising costs are expensed in the period incurred. Advertising expense for fiscal 2000, 1999, and 1998 was $467,000, $718,000 and
       $447,000, respectively.

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

       EARNINGS (LOSS) PER SHARE

       The Company calculates earnings per share pursuant to Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding.

       Options to purchase 160,975 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock were excluded from the diluted earnings per share calculations for fiscal 2000 because their inclusion would be antidilutive due to the net loss incurred during the year. For fiscal 1999, common share equivalents related to shares issuable upon the exercise of stock options approximated 2,000 shares. Options to purchase 149,725 shares of Common Stock and a warrant to purchase 25,000 shares of Common Stock were excluded from the diluted earnings per share calculation because their exercise prices were greater than the average market price of the Common Stock. Options to purchase 177,475 shares of Common Stock and a warrant to purchase

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       25,000 shares of Common Stock were excluded from the diluted earnings per share calculations for fiscal 1998 because their inclusion would be antidilutive due to the net loss incurred during the year.

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

3.     REVERSE STOCK SPLIT

       A four-to-one reverse split of the Company's Common Stock occurred in February 1999. All references to shares, share prices, per share amounts and stock plans have been adjusted retroactively to reflect the four-to-one reverse Common Stock split.

4.     SALE OF ASSETS

       On May 1, 2000, substantially all the assets of the wholesale florist supply business in Dallas, Texas, was sold for approximately $2.2 million and the assumption of specified liabilities. The assets sold consisted primarily of inventory and other assets used in connection with the operations. The Company recognized a gain of approximately $465,000 on the transaction.

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.     COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

       The composition of certain balance sheet accounts as of June 30 is as follows (in thousands):

                                                            2000          1999
                                                          ---------     ---------
Accounts receivable:
   Accounts receivable                                    $ 12,818      $ 14,850
   Less: allowance for doubtful accounts and customer
     deductions, returns and allowances                       (975)       (1,693)
                                                          --------      --------
                                                          $ 11,843      $ 13,157
                                                          ========      ========
Inventories:
   Raw materials                                          $  8,617      $  6,663
   Finished goods                                            9,660        13,026
   Less: inventory reserves                                   (300)         (842)
                                                          --------      --------
                                                          $ 17,977      $ 18,847
                                                          ========      ========
Property, plant and equipment:
   Assets under capital lease                             $  9,738      $  9,738
   Furniture, fixtures, software and equipment               5,178         5,606
   Transportation equipment                                    320           387
   Leasehold improvements                                    1,164         1,753
                                                          --------      --------
                                                            16,400        17,484
Less: accumulated depreciation                              (8,271)       (8,005)
                                                          --------      --------
                                                          $  8,129      $  9,479
                                                          ========      ========

       At June 30, 2000 and 1999, accumulated amortization of assets under capital lease was $3,208,000 and $2,812,000, respectively.

                                                               2000         1999
                                                             --------     --------
Intangible:
   Excess of cost over fair value of net assets acquired     $   765      $   765
   Customer list                                               1,327        1,327
                                                             -------      -------

                                                               2,092        2,092
Less: accumulated amortization                                (1,375)      (1,204)
                                                             -------      -------

                                                             $   717      $   888
                                                             =======      =======

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.     SPECIAL CHARGES

       In the fourth quarter of fiscal 1998, the Company recorded restructuring charges of approximately $4,454,000. These charges resulted from the Company's June 1998 decision to exit the India Exotics operations. The Company wrote down the carrying value of certain assets ($3,634,000), primarily goodwill, other intangible assets and property and equipment, to their estimated fair value, less cost to sell, and recorded as a fixed obligation the remaining payments ($614,000) due pursuant to a noncompetition agreement related to the India Exotics acquisition (Note
       8). The charge also included a contractual lease termination obligation ($206,000) resulting from the closure of the India Exotics office/distribution center in St. Louis, Missouri. Substantially all activities of India Exotics had ceased by June 30, 1998. The following table presents unaudited operating results for India Exotics (in thousands):

                                    YEAR ENDED
                                     JUNE 30,
                                       1998
                                    ----------
Net sales                            $ 12,398
Operating loss                       $ (6,326)

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

       There were no amounts reclassified from the reserve or released from the reserve. The assets that were written down during fiscal 1998 were completely disposed of in fiscal 1999 with no adjustment to the estimated fair value. The following table summarizes activities in these reserves during fiscal 1999 and fiscal 2000 (in thousands):

                            SETTLEMENT     LEASE       INVENTORY     TOTAL
                            AGREEMENT   TERMINATION   WRITE-DOWN    RESERVE
                            ----------  -----------   ----------    --------

Balance at June 30, 1998     $   614      $   206      $ 1,128      $ 1,948

Charges against reserve         (239)        (206)      (1,128)      (1,573)
                             -------      -------      -------      -------

Balance at June 30, 1999     $   375      $    --      $    --      $   375
                             =======      =======      =======      =======

Charges against reserve         (375)          --           --         (375)
                             -------      -------      -------      -------

Balance of June 30, 2000     $    --      $    --      $    --      $    --
                             =======      =======      =======      =======

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.     INCOME TAXES

       The components of income (loss) before income taxes are summarized below (in thousands):

                      YEARS ENDED JUNE 30,
             -------------------------------------
               2000          1999          1998
             ---------     ---------     ---------
Domestic     $ (3,707)     $ (1,935)     $(14,547)
Foreign         3,306         3,001         2,190
             --------      --------      --------
             $   (401)        1,066       (12,357)
             ========      ========      ========

                      YEARS ENDED JUNE 30,
             -------------------------------------
               2000          1999          1998
             ---------     ---------     ---------

Current:
   State     $     --      $     --      $     --
   Federal         --            --            --
   Foreign        451           440           372
Deferred           --            --            --
             --------      --------      --------

             $    451      $    440      $    372
             ========      ========      ========

       The components of the net deferred tax asset are as follows (in thousands):

                                                       JUNE 30,
                                               -----------------------
                                                 2000          1999
                                               ---------     ---------
Net operating loss and other carryforwards     $  9,961      $  8,665
Inventory related items                             687           710
Accounts receivable allowance                       291           466
Intangible assets                                 1,305         1,278
Property and equipment basis differences            286           325
Other                                                34           (79)
                                               --------      --------
                                                 12,564        11,365
Less: valuation allowance                       (10,391)       (9,192)
                                               --------      --------
                                               $  2,173      $  2,173
                                               ========      ========

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       The provision (benefit) for income taxes differs from those computed using the statutory U.S. federal income tax rate as a result of the following (in thousands):

                                                                 YEARS ENDED JUNE 30,
                                          ---------------------------------------------------------------
                                                  2000                    1999                  1998
                                          ------------------      -----------------     -----------------
                                           AMOUNT      RATE        AMOUNT     RATE       AMOUNT     RATE
                                          --------    ------      --------    -----     --------    -----

Provision (benefit) at statutory rate     $  (136)      34 %      $   362      34 %     $(4,201)     34 %
Meals and entertainment and
  other disallowed expenses                    69      (17)            12       1            92      (1)
Valuation allowance                         1,191     (297)           693      65         4,867     (39)
Other                                          --       --             --      --           (14)     --
Foreign tax rate differentials               (673)     168           (627)    (59)         (372)      3
                                          -------     ----        -------     ---       -------     ---
                                          $   451     (112)%      $   440      41 %     $   372      (3)%
                                          =======     ====        =======     ===       =======     ===

       Because the Company plans to continue financing Celebrity Hong Kong's expansion through reinvestment of undistributed Celebrity Hong Kong earnings, no provision is made for U.S. taxes on such earnings. If the Celebrity Hong Kong earnings were distributed, the U.S. tax on the distribution would be approximately $8,055,000 before consideration of any available tax loss carryforwards.

       Income tax paid during fiscal 2000, 1999 and 1998 was $383,000, $540,000 and $488,000, respectively.

       At June 30, 2000, the Company had net operating loss carryforwards of approximately $29,042,000 and minimum tax credit carryforwards of $87,000. The net operating loss carryforwards expire between 2011 and 2015. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards that could be utilized.

       At June 30, 2000, the Company has recorded a valuation allowance of $10,391,000 to reflect the estimated amount of deferred tax assets that, at this time, are uncertain to be realized in the future. These uncertainties relate primarily to whether the Company will be able to utilize net operating loss carryforwards and certain tax credit carryforwards prior to their expiration. The valuation allowance was $9,192,000 at June 30, 1999.

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.     LONG-TERM OBLIGATIONS

       Long-term obligations consist of the following (in thousands):

                                                                         JUNE 30,
                                                                 -----------------------
                                                                   2000          1999
                                                                 ---------     ---------
Revolving credit facility; secured by substantially
all accounts receivable and inventory, balance due July 2002     $ 17,671      $ 19,713

Term loan secured by substantially all accounts
receivable and inventory                                               --           700

Noninterest bearing obligation                                         --           375

Financing lease obligations to related party; payable in
monthly installments of $75 with balance due April 2024             7,433         7,491

Note payable to related party; interest at prime plus 2%;
(11.5% at June 30, 2000)                                              500            --

Installment notes; payable monthly through February 2003,
interest rates vary from 7% to 13%; secured by automobiles             26            17

Other                                                                  13            62
                                                                 --------      --------
                                                                   25,643        28,358
Less: current maturities                                             (587)       (1,200)
Less: unamortized debt discounts                                      (50)          (75)
                                                                 --------      --------
                                                                 $ 25,006      $ 27,083
                                                                 ========      ========

       On June 15, 2000, the Company entered into a $500,000 short-term note agreement with an officer and principal shareholder of the Company. The note bears interest at prime plus 2% and is due on December 31, 2000. The proceeds were primarily used to fund the working capital needs of Celebrity Hong Kong.

       In April 1999, the Company completed the sale and leaseback of its office, production and distribution facilities to a partnership, which is controlled by an officer and principal shareholder of the Company, for $7,500,000. The partnership assumed the Company's obligations under a promissory note of $4,444,000 secured by the property; however, the Company has guaranteed the debt to the lender. The partnership's assumption of the Company's debt resulted in an extraordinary loss of $68,000, or $.04 per share, related to the write-off of unamortized financing costs. A promissory note for $1,036,000 was issued to the Company by the partnership as part of the consideration. This note was subsequently purchased from the Company by a partnership controlled by the officer and principal shareholder and a relative of the officer and principal shareholder. Including the sale of the promissory note, the Company received proceeds from the transaction of approximately $2,846,000, net of fees of approximately $210,000. Notes payable to

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       the officer in the amount of $1,077,000, which includes accrued interest, were repaid with a portion of the proceeds. The remaining proceeds were utilized for working capital purposes. Due to the continuing involvement of the Company, the transaction was accounted for as a financing lease by recording the sales proceeds as a liability and recording lease payments, exclusive of an interest portion, as a reduction of the liability in accordance with Statement of Financial Accounting Standards No. 98, Accounting for Leases. In connection with the sale transaction and the subsequent leaseback, and in consideration for the officer and principal shareholder's personal guarantee of the partnership's debt, the Company issued to the partnership a five-year warrant to purchase 75,000 shares of Common Stock at $3.00 per share. The fair value of the warrant was estimated to be $36,000. Accordingly, the proceeds from the sales transactions were allocated between long-term obligations and paid-in capital, resulting in a debt discount that will be accreted to the redemption amount over the term of the lease.

       The Company has a revolving credit facility for $26,500,000. The facility originally included a term loan with an initial amount of $3,500,000. The term loan was payable in monthly installments of principal of $200,000 beginning in May 1998 and the remaining outstanding principal balance under the term loan was paid on October 1, 1999. In July 1999, the Company entered into an amended and restated agreement with the lender whereby the following changes, among others, were made: (i) the term of the revolving credit facility was extended from January 2001 to July 2002, (ii) the interest rate charged by the lender was reduced to prime plus applicable percentages, ranging from 0% to 0.5%, based on specific EBITDA requirements (per annum rates were 9.75% and 9.25% at June 30, 2000 and 1999, respectively), (iii) the financial ratio covenants were reset, and (iv) the monthly fees were reduced from $15,000 to $2,000. In October 1999, the Company amended the facility whereby the advances limit was modified to include a 90- day bridge advance of $1,500,000, bearing interest at 12.5% per annum. The purpose of the advance was to fund seasonal inventory increases. The advance was guaranteed by an entity controlled by the Company's Chairman of the Board, President and Chief Executive Officer, which also provided a letter of credit to the lender in the amount of $375,000 as additional security. In January 2000, the Company amended the facility to extend the bridge advance until June 15, 2000, with monthly reductions of $300,000 beginning February 15, 2000. This amendment also contained provisions permitting the Company to borrow and repay, from time to time, up to $1,000,000 from the Company's Chairman of the Board, President and Chief Executive Officer. Borrowing limits under the revolving credit facility are based on specified percentages of eligible accounts receivable and inventories. As a result of such limits, the maximum amount the Company was eligible to borrow at June 30, 2000 was $17,928,000. The amount outstanding under the revolving credit facility at June 30, 2000 was $17,671,000. As a condition to establishing the credit facility, the Company issued to the lender a five-year warrant to purchase 25,000 shares of Common Stock at $4.00 per share. The fair value of the warrant was estimated to be $70,000. Accordingly, the proceeds from the new credit facility were allocated between debt and paid-in capital, resulting in a debt discount that will be accreted to the redemption amount over the term of the new credit facility. Amounts borrowed under the revolving credit facility and the term loan are secured by accounts receivable, inventory, equipment, and general intangibles (including intellectual property) of the Company. In addition, substantially all stock of the Company's subsidiaries has been pledged to the lender. The revolving credit facility and the term loan contain certain covenants limiting the incurrence of indebtedness, prohibiting the payment of dividends and requiring the Company to maintain certain financial ratios. The Company was in compliance

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       with all covenants at June 30, 2000. The commitment fee for the unused portion of the revolving credit facility is .25% of the average unused portion of the credit facility during the year. Unused borrowing availability under the credit facility was approximately $257,000 at June 30, 2000.

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

       Interest paid during fiscal 2000, 1999 and 1998 was $3,352,000, $3,634,000, $3,507,000, respectively.

       The principal reductions on notes payable are $522,000, $10,000 and $17,678,000 for the years ended June 30, 2001, 2002 and 2003, respectively. Future minimum lease payments under the financing lease are as follows (in thousands):

2001                                                 $    900
2002                                                      900
2003                                                      900
2004                                                      900
2005                                                      900
Thereafter                                             16,950
                                                     --------
      Total                                            21,450
      Less: amounts representing interest             (14,017)
                                                     --------
      Present value of capital lease obligations        7,433
      Less: current maturities                            (65)
                                                     --------
      Long-term maturities                           $  7,368
                                                     ========

9.     EMPLOYEE BENEFIT PLANS

       The Celebrity, Inc. 401(k) Plan is available to substantially all of the Company's employees. Eligible employees may contribute up to 15% of their annual compensation to this plan. The Company's matching contributions are determined each year by the Company. The Company made matching contributions equal to 100% of the first 3% of the employees' contributions for fiscal 2000, 1999 and 1998, contributing $119,000, $113,000 and $129,000, respectively.

       The Celebrity, Inc. 1993 Employee Stock Purchase Plan was adopted in fiscal 1994. Under this plan, the Company periodically offered to its employees the right to purchase shares of Common Stock at the market value as of the date of the offer. Employee payment for plan shares was made either with cash or a promissory note, which are classified as subscriptions receivable on the balance sheet. The participants' shares were fully vested upon purchase. In fiscal 1999, the Company cancelled all subscriptions receivable from employees that were outstanding under this plan and the related Common Stock.

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.    STOCK OPTION PLAN

       The Celebrity, Inc. Amended and Restated Stock Option Plan (the "Plan") was adopted effective with the completion of the Company's initial public offering. An aggregate of 250,000 shares of Common Stock has been reserved for issuance under the Plan. The Plan permits the granting of incentive stock options to Celebrity's employees and nonqualified stock options to employees, nonemployee members of the Board of Directors and advisors. Options are exercisable during the period specified in each option agreement and are generally exercisable in installments pursuant to a vesting schedule as designated by the Compensation Committee of the Board of Directors. The exercise price determined by the Compensation Committee may not be less than the fair market value of the Common Stock on the date of grant. No option will remain exercisable later than ten years after the date of grant. A summary of options granted and outstanding under the plan is presented below:

                                               WEIGHTED
                                               AVERAGE
                                              PER SHARE
                                  NUMBER       EXERCISE
STOCK OPTION ACTIVITY           OF SHARES       PRICE
---------------------------     ---------     ---------
June 30, 1997                    109,100      $   17.96
    Granted                       91,500      $    5.72
    Canceled or surrendered      (23,125)     $   17.44
                                 -------

June 30, 1998                    177,475      $   11.72
    Granted                       12,750      $    2.28
    Canceled or surrendered      (29,000)     $   10.74
                                 -------

June 30, 1999                    161,225      $   10.89
    Granted                        1,500      $    3.25
    Canceled or surrendered       (1,750)     $    9.05
                                 -------

June 30, 2000                    160,975      $   11.00
                                 =======

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       The following information is presented for stock options outstanding at June 30, 2000. At June 30, 2000, options to purchase an aggregate of 94,075 shares of Common Stock were exercisable at a weighted average exercise price of $13.88 per share.

                              OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                     -----------------------------------    --------------------
                                               WEIGHTED                WEIGHTED
                                 WEIGHTED       AVERAGE                 AVERAGE
   PER SHARE                      AVERAGE      PER SHARE               PER SHARE
EXERCISE PRICE                   REMAINING     EXERCISE                EXERCISE
     RANGE           SHARES        LIFE          PRICE      SHARES       PRICE
---------------      ------      ---------     ---------    ------     ---------

$  2.00 -  3.25      13,000      8.8 years     $   2.20      5,000     $   2.53
$  4.25 -  5.52      50,250      8.0 years     $   4.77     20,750     $   4.81
$          7.75      25,000      7.7 years     $   7.75     10,000     $   7.75
$ 12.75 - 16.00      37,500      6.8 years     $  13.41     23,100     $  13.41
$ 19.52 - 26.00      33,975      3.3 years     $  21.89     33,975     $  21.89
$         50.00       1,250      2.5 years     $  50.00      1,250     $  50.00

       Included in the table above are fully vested nonqualified options to purchase an aggregate of 9,750 shares of Common Stock. These are held by three outside directors and have exercise prices ranging from $2.50 to $50.00 per share.

       The Company adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). On a pro forma basis, if the Company had recorded compensation expense in accordance with FAS 123 for fiscal 2000, the net loss would have been $902,000 and the basic and diluted loss per share would have been $0.58; for fiscal 1999, the net income would have been $510,000 and the basic and diluted income per share would have been $0.33; and for fiscal 1998, the net loss would have been $12,766,000 and the basic and diluted loss per share would have been $8.12.

       The weighted average fair value at date of grant for options granted during fiscal 2000, 1999 and 1998, was $2.37, $1.54 and $3.90 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants during fiscal 2000, 1999 and 1998:

                               YEARS ENDED JUNE 30,
                           ----------------------------
                             2000      1999      1998
                           --------  --------  --------
Dividend yield                  --        --        --
Expected volatility           54.7%     49.1%     50.1%
Risk free interest rate        6.5%      5.7%      5.7%
Option term                10 years  10 years  10 years

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.    RELATED PARTIES

       Celebrity leased a warehouse in Tyler, Texas from a shareholder in the prior year. This lease was terminated in April 1999. Amounts paid under this lease were approximately $96,000 and $120,000 in fiscal 1999 and 1998, respectively.

       Long-term obligations at June 30, 2000 include a note payable and a financing lease obligation to a related party (Note 8).

12.    SEGMENT REPORTING

       In June 1997, Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information ("FAS 131") was issued. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company adopted FAS 131 in fiscal 1999.

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

       Financial information by geographic area for fiscal 2000, 1999 and 1998 is summarized in the tables below:

                                            YEARS ENDED JUNE 30,
                                     ----------------------------------
                                       2000         1999         1998
                                     --------     --------     --------
                                               (in thousands)
Net sales to external customers:
    Hong Kong                        $ 33,207     $ 38,505     $ 38,607
    United States                      61,643       72,157       83,655
                                     --------     --------     --------
      Total                          $ 94,850     $110,662     $122,262
                                     ========     ========     ========

       Sales are attributed to countries in which the sales originated (i.e., where the subsidiary is domiciled).

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                        AT JUNE 30,
                                                              -------------------------------
                                                               2000        1999        1998
                                                              -------     -------     -------
                                                                      (in thousands)
Long-lived assets (net of depreciation and amortization):
    Hong Kong                                                 $   295     $   387     $   141
    United States                                               8,551       9,980      10,706
                                                              -------     -------     -------
      Total                                                   $ 8,846     $10,367     $10,847
                                                              =======     =======     =======

13.    FINANCIAL INSTRUMENTS AND CONCENTRATIONS

       The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short maturities. The carrying amounts of the revolving credit facility and other variable-rate notes payable approximate their fair value because the interest rates on these instruments change with market interest rates. The fair value, based on market interest rates, of the Company's fixed-rate notes payable at June 30, 2000 and 1999, respectively, did not significantly differ from their carrying amounts.

       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company limits its exposure to credit risk on its cash and cash equivalents by placing these instruments with high quality financial institutions. With respect to accounts receivable, the Company is exposed to group concentrations of credit risk as its customer base consists primarily of craft store chains, discount retailers, specialty retailers and warehouse clubs. In fiscal 2000, the Company had one customer that accounted for net sales of $31.8 million. The June 30, 2000 accounts receivable balance for this customer was $2.9 million. The Company had one other customer whose accounts receivable balance at June 30, 2000 was $1.7 million. In fiscal 1999, the Company had one customer that accounted for net sales of $36.3 million. The June 30, 1999 accounts receivable balance for this customer was $3.4 million. The Company had one other customer whose accounts receivable balance at June 30, 1999 was $2.1 million. In fiscal 1998, two customers accounted for net sales of $35.8 million and $13.9 million, respectively. The June 30, 1998 accounts receivable balance for one of these customers was $4.4 million. The Company performs ongoing evaluations of the financial condition of its customers, but does not require collateral to secure customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15.    COMMITMENTS AND CONTINGENCIES

       RECEIVABLES SOLD WITH RECOURSE

       During fiscal 2000, 1999 and 1998, proceeds of approximately $27,642,000, $34,277,000, and $33,539,000, respectively, were received from Hong Kong banks in connection with the financing, with recourse, of Celebrity Hong Kong accounts receivable related to shipments directly to customers. As of June 30, 2000 and 1999, the Company was contingently liable to the Hong Kong banks with respect to such financing activities for $1,691,000 and $2,672,000, respectively. The Company has retained substantially the same risk of credit loss as if the receivables had not been sold (Note
       13). The Company's revolving credit facility restricts the aggregate amount that may be financed under the export credit facilities at any time to $7,000,000.

       LEASES

       The Company leases certain buildings and equipment under noncancelable operating leases. Future minimum lease payments for the next five fiscal years and thereafter are as follows (in thousands):

2001                                       $  1,815
2002                                          1,520
2003                                            876
2004                                            858
2005                                            866
Thereafter                                    1,055
                                           --------
Total minimum lease payments               $  6,990
                                           ========

       Rent expense for operating leases was $1,920,000, $1,854,000 and $3,223,000 for fiscal 2000, 1999 and 1998, respectively.

CELEBRITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16.    UNAUDITED QUARTERLY RESULTS OF OPERATIONS

       The Company's historical unaudited quarterly results of operations for fiscal 2000 and 1999 are summarized as follows:

                                                                  FISCAL 2000
                                              -----------------------------------------------------
                                              JUNE 30,      MARCH 31,   DECEMBER 31,  SEPTEMBER 30,
                                                2000          2000          1999          1999
                                              ---------     ---------   ------------  -------------
Net sales                                     $ 23,041      $ 23,532      $ 21,454      $ 26,823
Net income (loss)                                 (709)         (587)           59           385
Basic and diluted income (loss) per share     $   (.46)     $   (.38)     $    .04      $    .25

                                                                  FISCAL 1999
                                              -----------------------------------------------------
                                              JUNE 30,      MARCH 31,   DECEMBER 31,  SEPTEMBER 30,
                                                1999          1999          1998          1998
                                              --------      ---------   ------------  -------------
Net sales                                     $ 31,790      $ 25,760      $ 25,986      $ 27,126
Net income (loss) before extraordinary item        715           (79)          230          (240)
Net income (loss)                                  647           (79)          230          (240)
Basic and diluted income (loss) per share
    before extraordinary item                 $    .46      $   (.05)     $    .15      $   (.15)
Basic and diluted income (loss) per share     $    .42      $   (.05)     $    .15      $   (.15)

17.    SUBSEQUENT EVENT

       On August 31, 2000, the Company received notice from NASDAQ that it had failed to maintain a minimum market value of public float that is required for continued listing of the Common Stock on the NASDAQ SmallCap Market. The Company has until November 29, 2000 to comply with this rule or the Common Stock will be delisted.

CELEBRITY, INC.                                                      SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED JUNE 30, 2000
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

ALLOWANCE
   FOR         BALANCE AT     CHARGED TO                    BALANCE AT
 DOUBTFUL      BEGINNING       COST AND                        END
 ACCOUNTS      OF PERIOD       EXPENSES      DEDUCTIONS     OF PERIOD
---------      ----------     ----------     ----------     ----------

   2000         $  1,693       $    536      $  (1,254)      $    975
   1999            1,949            773         (1,029)         1,693
   1998            2,017          2,869         (2,937)         1,949

               BALANCE AT     CHARGED TO                     BALANCE AT
INVENTORY      BEGINNING       COST AND                         END
 RESERVES      OF PERIOD       EXPENSES       DEDUCTIONS     OF PERIOD
---------      ----------     ----------     -----------     ----------

   2000         $    842       $    515      $   (1,057)      $    300
   1999            1,652            316          (1,126)           842
   1998              433          1,332            (113)         1,652

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                           DESCRIPTION
    -------                                          -----------
      3.1           -- Amended and Restated Articles of Incorporation of the Registrant.(9)

      3.2           -- Articles of Correction of the Registrant.(9)

      3.3           -- Bylaws of the Registrant.(1)

      4.1           -- Specimen Common Stock Certificate.(1)

      4.2           -- Warrant, dated February 3, 1998, issued by Registrant to Foothill Capital Corporation.(5)

      4.3           -- Warrant, dated April 22, 1999,  issued by Registrant to RHP Management, LLC.(8)

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

      10.5          -- Loan Agreement dated July 27, 1998 by and between The China State Bank Limited and
                    Celebrity Exports International Limited.(7)

      10.6          -- Deed of Guarantee dated August 31, 1998 by and between Celebrity, Inc., as Guarantor, and
                    The China State Bank Limited, as Lender.(7)

      10.7          -- Loan Agreement dated September 29, 1998 by and between State Street Bank and Trust Company and Celebrity Exports International Limited.(7)

      10.8          -- Continuing Guarantee dated September 29, 1998 granted by Celebrity, Inc. for the benefit of
                    State Street Bank and Trust Company.(7)

      10.9          -- Amendment Number One to Amended and Restated Loan and Security Agreement dated October 28,
                    1999, by and among Foothill Capital Corporation and Registrant and certain of its subsidiaries. (10)

      10.10         -- Amendment Number Two to Amended and Restated Loan and Security Agreement dated effective as of January 31, 2000, by and among Foothill Capital Corporation and the Registrant and certain of its subsidiaries.(11)

      10.11         -- Amended and Restated Loan and Security Agreement dated effective as of July 15, 1999 by and among Foothill Capital Corporation and the Registrant and certain of its subsidiaries.(10)


      10.12         -- Lease Agreement, dated April 22, 1999, between the Registrant, as lessee, and Crest
                    Properties, Ltd., as lessor, relating to property at 4520 Old Troup Highway, Tyler, Texas.(8)

      10.13         -- Lease Agreement, dated April 22, 1999, between The Cluett Corporation, as lessee, and Crest
                    Properties, Ltd., as lessor, relating to property at 3200 Centre-Park Boulevard,
                    Winston-Salem, North Carolina.(8)

      10.14         -- Agreement for Purchase and Sale of Promissory Note, dated May 28, 1999, by and among the
                    Registrant, RHP Real Estate, Ltd. and The Residuary Trust Created Under the Last Will and
                    Testament of Robert H. Patterson, Sr., Deceased.(8)

      10.15         -- Form of Guarantee of the Term Loan and Security Agreement dated April 16, 1999 between
                    Merrill Lynch Business Financial Services, Inc. and Crest Properties, Ltd. by each of
                    Celebrity, Inc., India Exotics, Inc., Star Wholesale Florist, Inc., MagicSilk, Inc. and The
                    Cluett Corporation.(9)

      10.16         -- Promissory Note of Registrant, amended and restated as of February 16, 1998 payable to the order of RHP Management, LLC.(5)

      10.17         -- Promissory Note of Registrant, dated July 7, 1998 payable to the order of RHP Management,
                    LLC.(6)

      10.18         -- Form of Indemnity Agreement.(1)

      10.19*        -- Amended and Restated Stock Option Plan.(9)

      10.20*        -- Amended and Restated 1993 Employee Stock Purchase Plan.(3)

      10.21*        -- Fiscal 2000 Management Bonus Plan.(9)

      21.1          -- Subsidiaries of Registrant.(12)

      23.1          -- Consent of PricewaterhouseCoopers LLP.(12)

      27.1          -- Financial Data Schedule as of and for the Year Ended June 30, 2000.(13)

----------
* Exhibits 10.19 through 10.21 constitute management compensatory plans or contracts.

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

         (8) Previously filed as an exhibit to the Registrant's Report on Form 8-K filed on June 4, 1999, and incorporated herein by reference.

         (9) Previously filed as an Exhibit A to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.

         (10) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

         (11) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

         (12)     Filed herewith.

         (13)     Included with EDGAR version only.